Form 10QSB
period 2000-06-30
JUPITER ENTERPRISES INC
filed 2000-11-01
CIK 1083422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2000

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _____________.

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.

(Exact name of registrant as specified in its charger)

NEVADA 98-0208667

(State or other jurisdiction of (I.R.S. Employer Identification incorporation) Number)

Mezzanine 2, 601 West Broadway

Vancouver, B.C. V5Z 4C2

Canada

(Address of principal executive offices and zip code)

1-877-505-6888

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2000, the Company had 3,042,000 shares issued and outstanding of its common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The information required by this Item is attached at Exhibit 99.15 hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The information required by this Item is incorporated as part of the Company's financial statements, attached as Exhibit 99.15 hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: October 10, 2000

/s/ Tanis Cornwall

Tanis Cornwall, Secretary/Treasurer