Form 10QSB
period 2000-09-30
JUPITER ENTERPRISES INC
filed 2000-11-15
CIK 1083422

FORM 10-QSB
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _____________.

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Exact name of registrant as specified in its charger)

NEVADA
(State or other jurisdiction of incorporation)

98-0208667
(I.R.S. Employer Identification Number)

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

As of September 30, 2000, the Company had 3,042,000 shares issued and outstanding of its common stock.

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

JUPITER ENTERPRISES, INC.

Date: November 14, 2000

/s/ Tanis Cornwall
Tanis Cornwall, Secretary/Treasurer