Form 10QSB
period 2000-12-31
JUPITER ENTERPRISES INC
filed 2001-02-21
CIK 1083422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended December 31, 2000

or

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

Vancouver, B.C. V5Z 4C2,

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

As of December 31, 2000, the Company had 3,042,000 shares issued and outstanding of its common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Following are the financial statements for period ended December 31, 2000:

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Balance Sheets

December 31, 2000 (Unaudited) and March 31, 2000

<table>

<tc>
	December 31,
	2000	March 31,
	(Unaudited)	2000
ASSETS	------------	----------
Current assets:
Cash	$ 403	$ 26,462
Prepaid expenses	322	489
	--------	--------
Total current assets	725	26,951
	--------	--------

Other assets:
Website development costs in progress	1,000	-
	--------	--------
Total other assets	1,000	-
	--------	--------
Total assets	$ 1,725	$ 26,951
	========	========
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 2,578	$ -
Due to related parties	1,713	450
Stock subscription proceeds held in trust	-	1,575
	--------	--------
Total current liabilities	4,291	2,025
	--------	--------

Total liabilities	4,291	2,025
	--------	--------

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares
authorized, 3,042,000 and 2,840,000 shares issued
issued and outstanding	3,042	2,840
Capital in excess of par value	38,218	32,360
Deficit accumulated during the development stage	(43,826)	(10,274)
	--------	--------
Total stockholders' equity	(2,566)	24,926
	--------	--------
Total liabilities and stockholders' equity	$ 1,725	$ 26,951
	========	========

</table>

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

December 31, 2001 and 1999

(Unaudited)

<table>

<tr>
Inception,
March 12, 1999
	through	Nine Months
	December 31,	Ended December 31,
	2000	2000	1999
	------------	----------	----------
Revenues	$ -	$ -	$ -
	---------	---------	---------

General and administrative expenses:
Legal and professional fees	35,207	25,696	7,018
Other administrative expenses	8,619	7,856	763
	---------	---------	---------
Total operating expenses	43,826	33,552	7,781
	---------	---------	---------
(Loss) before taxes	(43,826)	(33,552)	(7,781)
	---------	---------	---------
Provision (credit) for income taxes:
Current	-	-	-
Deferred	-	-	-
	---------	---------	---------
Total provision (credit) for
income taxes	-	-	-
	---------	---------	---------
Net (loss)	$ (43,826)	$ (33,552)	$ (7,781)
	=========	=========	=========

Basic earnings (loss) per common share		$ (0.01)	$ (0.00)
		=========	=========
Weighted average number of shares outstanding		2,982,502	2,665,891
		=========	=========

</table>

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

December 31, 2000 and 1999

(Unaudited)

<table>

<tc>
Quarter
Ended December 31,
	2000	1999
	----------	----------
Revenues	$ -	$ -
	---------	---------

General and administrative expenses:
Legal and professional fees	5,843	1,458
Other administrative expenses	4,721	-
	---------	---------
Total operating expenses	10,564	1,458
	---------	---------
(Loss) before taxes	(10,564)	(1,458)
	---------	---------
Provision (credit) for income taxes:
Current	-	-
Deferred	-	-
	---------	---------
Total provision (credit) for
income taxes	-	-
	---------	---------
Net (loss)	$ (10,564)	$ (1,458)
	=========	=========

Basic earnings (loss) per common share	$ (0.00)	$ (0.00)
	=========	=========
Weighted average number of shares outstanding	3,042,000	2,840,000
	=========	=========

</table>

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

December 31, 2000 and 1999

(Unaudited)

<table>

<tr>
	Inception,
	March 12, 1999
	through	Nine Months
	December 31,	Ended December 31,
	2000	2000	1999
	-------------	---------	---------
Cash flows from operating activities:
Net (loss)	$ (43,826)	$ (33,552)	$ (7,781)

Adjustments to reconcile net (loss) to
cash provided (used) by development
stage activities:
Change in current assets and liabilities:
Accounts receivable, related party	-	-	(22,700)
Prepaid expenses	(322)	167	7,018
Accounts payable and accrued
expenses	2,578	2,578	-
Due to related parties	1,713	1,263	-
	--------	--------	--------
Net cash flows from
operating activities	(39,857)	(29,544)	(23,463)
	--------	--------	--------
Cash flows from investing activities:
Decrease (increase) in website
development costs in progress	(1,000)	(1,000)	-
	--------	--------	--------
Net cash flows from
investing activities	(1,000)	(1,000)	-
	--------	--------	--------
Cash flows from financing activities:
Proceeds from sale of common stock	41,260	6,060	25,200
Change in stock subscription
held in trust	-	(1,575)	-
	--------	--------	--------
Net cash flows from
financing activities	41,260	4,485	25,200
	--------	--------	--------
Net increase (decrease) in
cash and equivalents	403	(26,059)	1,737

Cash and equivalents,
Beginning of period	-	26,462	-
	--------	--------	--------
End of period	$ 403	$ 403	$ 1,737
	========	========	========
Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

</table>

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

December 31, 2000 and 1999

(Unaudited)

<table>

<tc>
Quarter
Ended December 31,
	2000	1999
	---------	---------
Cash flows from operating activities:
Net (loss)	$ (10,564)	$ (1,458)

Adjustments to reconcile net (loss) to
cash provided (used) by development
stage activities:
Change in current assets and liabilities:
Accounts receivable, related party	-	-
Prepaid expenses	4,011	1,458
Accounts payable and accrued
expenses	1,769	(750)
Due to related parties	1,500	-
	--------	--------
Net cash flows from
operating activities	(3,284)	(750)
	--------	--------
Cash flows from investing activities:
Decrease (increase) in website
development costs in progress	-	-
	--------	--------
Net cash flows from
investing activities	-	-
	--------	--------
Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Change in stock subscription
held in trust	-	-
	--------	--------
Net cash flows from
financing activities	-	-
	--------	--------
Net increase (decrease) in
cash and equivalents	(3,284)	(750)

Cash and equivalents,
Beginning of period	3,687	2,487
	--------	--------
End of period	$ 403	$ 1,737
	========	========
Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

</table>

The accompanying notes are an integral part of these statements.

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Form 10-SB as of the year ended March 31, 2000. Operating results for the nine months ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ended March 31, 2001.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

<table>

<tc>
Date	Description	Shares	Price Per Share	Amount
03/30/99	Shares issued for cash	2,000,000	$0.005	$10,000
05/27/99	Shares issued for cash	840,000	0.030	25,200
06/20/00	Shares issued for cash	202,000	0.030	6,060
	Cumulative total	3,042,000		$41,260

</table>

The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At December 31, 2000, no preferred stock series had been created.

Note 2 - Related party transactions:

The Company paid an officer and a former director of the company $965 during the nine months ended December 31, 2000 in professional fees for legal services. Amounts due to directors of the company totaled $1,713 at December 31, 2000.

Note 3 - Federal income tax:

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

<table>

<tr>
Refundable Federal income tax attributable to:
Current operations	($11,400)
Change in deferred tax amounts	11,400
Net refundable amount	$ -

</table>

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 2000:

<table>

<tc>
Deferred tax asset attributable to:
Net operating loss carryover	($14,900)
Less, Valuation allowance	14,900
Net deferred tax asset	$ -

</table>

At March 31, 2000, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

<table>

<tr>
Expires:	Amount
March 31, 2014	$ 1,874
March 31, 2015	8,400
Total net operating loss carryover	$10,274

</table>

Note 4 - Website development costs in progress:

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2") to be applicable to all website development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website. The Company has elected to adopt EITF Issue No. 00-2 and SOP 98-1 retroactively to April 1, 2000.

The Company has incurred $1,000 in development costs through December 31, 2000, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to April 1, 2000.

Note 5 - Uncertainty, going concern:

At December 31, 2000, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-SB as of the year ended March 31, 2000) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The information required by this Item is incorporated as part of the Company's financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: ______________________

_____________________________

Tanis Cornwall, Secretary/Treasurer