Form 10KSB
period 2001-03-31
JUPITER ENTERPRISES INC
filed 2001-06-29
CIK 1083422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ending March 31, 2001

JUPITER ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State of Incorporation)

001-16063

(Commission File Number)

98-0208667

(IRS Identification Number)

Mezzanine 2, 601 West Broadway
Vancouver, B.C. V5Z 4C2, Canada
(Address of principal executive offices and zip code)

1-877-505-6888
(Registrant's telephone number)

Securities registered under Section 12(b0 of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

There have been no revenues for the Issuer's most recent fiscal year.

As of March 31, 2001, there were 2,202,000 unaffiliated shares issued and outstanding. The Issuer believes the only shares held by affiliates of the Company are held by its officers and directors, consisting of 840,000 shares. The aggregate market value of the voting and non-voting common equity of such shareholders was $66,060, based on the last sale of stock on June 20, 2000 at $0.030 per share.

As March 31, 2001, the Company had 3,042,000 shares of common stock issued and outstanding.

PART I

Item 1. Description of Business.

Business Development

Jupiter Enterprises, Inc. ("Jupiter", the "Company" or the "Registrant") was incorporated on March 12, 1999 in the state of Nevada. The Company has never declared bankruptcy, been in receivership or been involved in any legal action or proceedings whatsoever. The Registrant has not made any significant purchases or sales of assets, nor has it been involved in any mergers, acquisitions or consolidations since becoming incorporated.

Business of Issuer

Jupiter intends to become a direct sales marketing company that sells and distributes its own brand of natural health products via the Internet. All of its products will be purchased from manufacturers or brokers and bare the distinctive Herbal Traditions brand label. Unlike many of its competitors, the Company will sell only a limited variety of the most popular dry herbal extracts and tablets. The Company's market strategy is to provide the best quality products at the lowest possible price.

In the last four years, sales of natural herbal products has grown at a phenomenal rate. A 1999 survey indicated that over 50% of North Americans preferred treating common ailments with traditional, or natural health products rather than pharmaceutical remedies. That compares with about 30% in 1998 and less than 20% in 1997. Experts agree that this unprecedented growth is not merely a temporary fad, but a genuine realignment of consumer preferences and purchase habits.

Until this explosive growth occurred, herbal remedies were only available from Naturopathic Practitioners and over the counter at health food stores and vitamin shops. Today, herbal supplements are available at virtually every grocery, pharmacy and department store in North America. The number of brands available has also grown substantially. Every major pharmaceutical company now has its own brand of natural health products.

At the same time we are experiencing this unprecedented growth in the natural health products industry, the Internet is emerging as the dominant force in information dissemination and commerce. It is estimated that 45% of North American households now have access to the Internet and that a substantial and growing number of those users are regularly purchasing everyday items over the Web.

Jupiter has planned its business to take advantage of both these dominant trends. The market segment the Company is targeting is the well-educated, professional, middle to upper class, health conscious consumer. Independent research has shown that this same demographic description also fits the average computer owner and Internet subscriber. Selling natural health products on the Internet is quickly becoming the most effective way to reach the natural health product customer. The Company's Internet Website at www.herbal-traditions.com is currently under construction and will be the centerpiece of its marketing operation. In addition to displaying each product, the Jupiter Website will provide a full description of what the remedy does, its active ingredients, the conditions that can be treated with the remedy and a discussion of possible side effects. The site will also include regular feature articles about specific ailments. These articles will be effective marketing tools, as the Company will use them to feature selected products. There will also be links to other websites containing research findings and breaking news in the natural health products industry. Finally, the site will include an on-line forum and bulletin board, where visitors will be able to ask questions, leave messages and speak with other natural health product users.

The Company will ensure that its customers find their shopping experience to be simple, relaxing and quick. The Jupiter Website will be especially easy to use and understand. Customers will place their orders using the latest in shopping card software and pay for them by credit card with the assurance of a fully secured e-commerce connection.

Once the order has been placed, it will be automatically processed at the Company's central warehousing and administration facility, and an e-mail confirmation will be sent back to the customer immediately. The customer will be thanked for the order, advised of their credit card authorization number, and given a tracking number and a delivery date. All processing will be carried out at the Company's facilities by Company staff and delivered via courier service. The Registrant plans to develop and maintain significant market share by offering customers high quality selected products, at competitive prices with fast and efficient service and delivery. By sticking to a narrow selection of the most popular and readily available products, the Registrant believes it can deliver its products quickly, efficiently and for a very competitive price. Many competitors fail to satisfy customers or build a solid market base, because they attempt to control too many factors over which they have little or no control. By limiting the range of customer expectations the Registrant believes the Company can be highly successful and profitable. The Company has no plans to develop new products or services. Like most of the competition in the natural health products industry, Jupiter will not be manufacturing its own product. Wholesale supplies of dry herbal extract capsules and tablets are readily available from a variety of North American manufacturers and brokers, as well as from a growing number of offshore sources. The issuer anticipates no problem securing an adequate supply of raw materials to satisfy its needs.

Since the Company is developing its own private label, there is no requirement to pay licensing, patent, trademark or franchise fees. Currently there is no requirement to have herbal health products registered with any of the various health or regulatory agencies in North America; however, there is some indication that certain herbal remedies will require registration in the future. This will add a small amount to the cost of each product. In the last 5 years, a small number of natural health products have been banned or restricted, and this could occur again in the future. Because of the nature of the Company's operations, environmental issues are not a significant concern.

As the Company is newly incorporated, it has not yet undertaken any research or development. The Directors of the Company are able to undertake the planning and development without cost to the Company. The Company currently has no employees.

Item 2. Description of Property.

The Company's principal place of business and corporate offices occupy approximately 400 sq. ft. of a 4,000 sq. ft. office at Mezzanine 2, 601 West Broadway, Broadway Plaza, Vancouver, BC V5Z 4C2, Canada. This office provides access to industry partners and an interface to high speed data transmission capability. The Company leases this space at $150 per month on a month to month lease.

The Company has not as yet developed any policies regarding investment in real estate or any dealings related to real estate, and has no such investments at this time. The Company may institute any such policies at any time without the need for a vote of the security holders.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission to Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended March 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock is not currently listed on any exchange. There has been no "established trading market" for shares of the Company's common stock during the past five years.

During the year ended March 31, 2001, 202,000 shares were sold pursuant to a private placement in February - June, 2000.

There are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

Holders

The number of record holders of the Company's common stock as of March 31, 2001 is approximately 61.

Dividends

The Company has not declared any cash dividends with respect to its common stock or its previously authorized preferred stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6. Plan of Operation.

The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The first year of operations will be a development phase during which the Registrant will be building their Web site, establishing relationships with various suppliers and service providers, securing facilities and equipment, designing labels and promotional materials, testing its facilities, and developing staffing plans for the second year's operational phase. The Registrant's executive officers have the expertise to undertake most of the planning and development for the project. Because of the generic nature of the product, product research is not necessary. The Registrant has no plans to develop any of its own products and will not be undertaking any product research during the first year. Jupiter will purchase all its products from manufacturers and brokers who will supply them in a ready for market state. The minimal research and development costs that the Company will incur will be as a result of sourcing and acquiring suppliers. Those costs are included in the relevant expenditure categories listed below. The Registrant has no plans to hire staff during the period covered by this business plan. All work requiring outside expertise will be contracted from outside consultants. This will greatly reduce the requirement for upfront cash and allow the Registrant added flexibility in its second year of operation. All funds required during the period covered by this business plan will be raised publicly through the equity markets.

LIQUIDITY AND CAPITAL RESOURCES

At year end, the company had minimal cash and needs cash infusions or loans from shareholders for even limited operations. The Company has no capital resources other than its stock with which to seek capital.

Item 7. Financial Statements.

Following are the audited financial statements for the year ended March 31, 2001:

JUPITER ENTERPRISES, INC.

Financial Statements

March 31, 2001 and 2000


INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

A. Financial statements

Report of independent certified public accountants

Balance sheets, March 31, 2001 and 2000

Statements of loss for the periods ended

March 31, 2001 and 2000

Statements of stockholders' equity (deficit) for the periods ended

March 31, 2001 and 2000

Statements of cash flows for the periods ended

March 31, 2001 and 2000

Notes to financial statements

B. Financial statement schedules

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.


Bateman & Co., Inc., P.C.

Certified Public Accountants

5 Briardale Court

Houston, Texas 77027-2904

(713) 552-9800

FAX (713) 552-9700

www.batemanhouston.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders

Jupiter Enterprises, Inc.

Vancouver, BC, Canada

We have audited the accompanying balance sheets of Jupiter Enterprises, Inc. (a Nevada corporation) (a development stage enterprise) as of March 31, 2001 and 2000 and the related statements of loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BATEMAN & CO., INC., P.C.

Houston, Texas

June 18, 2001

Member

INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS

Offices in Principal Cities Around The World


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Balance Sheets

March 31, 2001 and 2000

<table>
ASSETS	2001	2000
Current assets:
Cash	$ 100	$ 26,462
Prepaid expenses	148	489
Total current assets	248	26,951

Other assets:
Website development costs in progress	1,000	-
Total other assets	1,000	-

Total assets	$ 1,248	$ 26,951

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$ 4,908	$ -
Due to related parties	3,813	450
Stock subscription proceeds held in trust	-	1,575
Total current liabilities	8,721	2,025

Total liabilities	8,721	2,025

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
3,042,000 and 2,840,000 shares issued and outstanding	3,042	2,840
Capital in excess of par value	38,218	32,360
Deficit accumulated during the development stage	(48,733)	(10,274)
Total stockholders' equity (deficit)	(7,473)	24,926
Total liabilities and stockholders' equity	$ 1,248	$ 26,951

</table>

The accompanying notes are an integral part of these statements.


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

March 31, 2001 and 2000

<table>
	Inception,
	March 12, 1999
	through	Year ended	Year ended
	March 31,	March 31,	March 31,
	2001	2001	2000

Revenues	$ -	$ -	$ -

General and administrative expenses:
Legal and professional fees	39,531	30,020	7,637
Other administrative expenses	9,202	8,439	763
Total operating expenses	48,733	38,459	8,400
(Loss) before taxes	(48,733)	(38,459)	(8,400)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (48,733)	$ (38,459)	$ (8,400)

Basic earnings (loss) per common share		$ (0.01)	$ (0.00)

Weighted average number of shares outstanding		2,997,173	2,711,425

</table>

The accompanying notes are an integral part of these statements.


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Stockholders' Equity (Deficit) for the Years ended

March 31, 2001 and 2000

<table>
Deficit
Accumulated
Capital in	During the
Common Stock	Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 1999	2,000,000	$ 2,000	$ 8,000	$ (1,874)	$ 8,126

Stock issued for cash	840,000	840	24,360	-	25,200
Development stage net (loss)	-	-	-	(8,400)	(8,400)
Balances, March 31, 2000	2,840,000	2,840	32,360	(10,274)	24,926

Stock issued for cash	202,000	202	5,858	-	6,060
Development stage net (loss)	-	-	-	(38,459)	(38,459)
Balances, March 31, 2001	3,042,000	$ 3,042	$ 38,218	$ (48,733)	$ (7,473)

</table>

The accompanying notes are an integral part of these statements.


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

March 31, 2001 and 2000

<table>
	Inception,
	March 12, 1999
	through	Year ended	Year ended
	March 31,	March 31,	March 31,
	2001	2001	2000
Cash flows from operating activities:
Net (loss)	$ (48,733)	$ (38,459)	$ (8,400)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Decrease (increase) in prepaid expenses	(148)	341	7,637
(Decrease) increase in due to related parties	3,813	3,363	450
Net cash provided (used) by operating
activities	(40,160)	(29,847)	(313)
Cash flows from investing activities:
Decrease (increase) in website development costs
in progress	(1,000)	(1,000)	-

Net cash provided (used) by investing activities	(1,000)	(1,000)	-
Cash flows from financing activities:
Proceeds from sale of common stock	41,260	6,060	25,200
Change in stock subscription held in trust	-	(1,575)	1,575
Net cash provided (used) by financing activities	41,260	4,485	26,775
Net increase (decrease) in cash and equivalents	100	(26,362)	26,462
Cash and equivalents, beginning of period	-	26,462	-
Cash and equivalents, end of period	$ 100	$ 100	$ 26,462

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

</table>

The accompanying notes are an integral part of these statements.


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Notes to Financial Statements

March 31, 2001 and 2000

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business - Jupiter Enterprises, Inc. (the Company) is a Nevada corporation incorporated on March 12, 1999. It is based in Vancouver, British Columbia, Canada.

The Company's intent is to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the Internet. All of its products will be purchased from manufacturers or brokers and bear the Herbal Traditions brand label. The Company's internet website is currently under construction and will be the centerpiece of its marketing operation. The website will display product information, articles about specific ailments, links to other related websites, and an on-line forum and bulletin board. Customers will be able to place their orders via the internet in a secured e-commerce connection. The Company expects to market to a global customer base.

To date, the Company's activities have been limited to its formation and the raising of equity capital. In its current development stage, management anticipates incurring substantial additional losses as it implements its business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Revenue and expense recognition - The Company follows the accrual method of accounting. Revenues are recognized when the sales and services are performed and billable, and expenses are recognized when incurred.

Fair value of financial instruments and derivative financial instruments - The Company has adopted FASB Statement Number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

March 31, 2001 and 2000

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Statement Number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock - The Company has adopted FASB Statement Number 128, Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company did not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

<table>
			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	2,000,000	$0.005	$10,000
05/27/99	Shares issued for cash	840,000	0.030	25,200
06/20/00	Shares issued for cash	202,000	0.030	6,060
	Cumulative total	3,042,000		$41,260

</table>

The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2001, no preferred stock series had been created.

Note 3 - Federal income tax:

The Company follows FASB Statement Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

March 31, 2001 and 2000

The provision for refundable Federal income tax consists of the following:

<table>
	2001	2000
Refundable Federal income tax attributable to:
Current operations	$(13,100)	$(2,800)
Less, Limitation due to absence of prior year taxable income	13,100	2,800
Net refundable amount	-	-

</table>

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of March 31, 2001 and 2000 are as follows:

<table>
	2001	2000
Deferred tax asset attributable to:
Net operating loss carryover	$(16,500)	$(3,400)
Less, Valuation allowance	16,500	3,400
Net deferred tax asset	-	-

</table>

At March 31, 2001, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

<table>
Expires March 31,	Amount
2019	$ 1,874
2020	8,400
2021	38,459
Total net operating loss carryover	$ 48,733

</table>

Note 4 - Related party transactions:

The Company paid a former officer and former director of the company $965 in 2001, and $7,637 in 2000, in professional fees for legal services. Prepaid expenses include $-0- and $489 paid to the same former officer and former director of the company for legal services in 2001 and 2000 respectively.

As of March 31, 2001, amounts due to an officer and director of the company are $3,813.

Note 5 - Website development costs in progress:

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


JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

March 31, 2001 and 2000

The Company has incurred $1,000 in development costs through March 31, 2001, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to April 1, 2000.

Note 6 - Commitments:

The Company's principal place of business and corporate offices occupy approximately 400 square feet of shared office space with several other businesses. The company leases this space at $150 per month on a month to month lease. The Company incurred rent expense of $1,500 during the year ended March 31, 2001, and $750 during the year ended March 31, 2000.

Note 7 - Uncertainty, going concern:

At March 31, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 above) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8 - New accounting pronouncements:

The following recent accounting pronouncements:

FASB Statements

Number 133, Accounting for Derivative Instruments and Hedging Activities,

Number 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,

Number 135, Recission of FASB Statement No. 75 and Technical Corrections,

Number 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others,

Number 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,

Number 138, Accounting for Certain Dervative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,

Number 139, Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121, and

Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,

and FASB Interpretations

Number 43, Real Estate Sales, and

Number 44, ,

are not currently expected to have a material effect on the Company's financial Statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (held in March of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

<table>
Name	Age	Positions held	Date of Election or Designation	Date of Termination or Resignation
Curtis Mearns	41	President, Director	March 12, 1999	N/A
Tanis Cornwall	55	Secretary, Treasurer, Director	March 12, 1999	N/A
Ron Birch	53	Director	March 12, 1999	N/A

</table>

Business Experience

Curtis Mearns, President, Director. Mr. Mearns is an Investment Banker. His academic credentials include a Bachelor of Commerce degree with majors in Computer Science and Finance from the University of Alberta. He was enrolled in the Masters of Business Administration, International Business, and from the University of British Columbia, he augmented his post-graduate studies in Masters of Management Science, Information Engineering. Mr. Mearns' professional experience includes strategic planning, strategy, structure and negotiations for mergers and acquisitions, business and management consulting, business plan preparation, private and public company process documentation, bank and venture capital packaging, identifying and negotiating joint ventures, debt/equity participation and closure with Capital Providers. He has produced numerous systems including a fully automated central clearing system for the B.C. Central Credit Union providing for inter-provincial and national reconciliation of accounts with the Bank of Canada's electronic settlement of accounts system. He was also a Programmer for the Alberta Research Council, Programmer and Systems Analyst for Canadian Utilities Limited and Alberta Power Limited, and has held the position of VP Sales and Marketing for VoteX Systems, Inc., partner and Vice President of CEO Capital Group, and President of Canadian Integrated Project Resources, Inc.

Tanis Cornwall, Secretary, Treasurer, Director. Ms. Cornwall graduated from the University of British Columbia with a B.Sc. (Agri) in 1970. During the 1980's she was director/officer of various publicly trading companies on the Vancouver Stock exchange ("VSE"). Ms. Cornwall has assisted in the formation and/or capitalization of the following companies on the VSE:

Nor-Con Exploration Ltd. - Secretary/Director (1982-1985)

Hi-Peg Resources Ltd. - President/Director (1983-1987)

Norsemont Mining Corp. - President/Director (1987 - 1989).

Since 1989 Ms. Cornwall has been self-employed by investing in the stock market and second mortgages.

Ron Birch, Director. Mr. Birch brings 17 years of experience with the Bank of Nova Scotia in various positions and locations throughout the Province of British Columbia, lastly as Branch Manager in Prince Rupert, B.C. He worked for 7 years as a retail stock broker with CM Oliver & Co., Ltd. and Pacific International Securities Inc. in Vancouver. During this time, Mr. Birch also took courses for Options and Commodities and was successful in completing these courses and obtaining certificates and licenses for each. Mr. Birch has 8 years experience as corporate and investor relations officer for his own firms, Janron Consulting Inc. and Bircress Corporate Relations Inc., contracting work to various public trading companies.

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. Executive Compensation.

Annual Compensation. The Company has not paid any salary or compensation since its inception.

Summary Compensation - As at this time there are no compensation contracts in place.

Option / Stock Appreciation Rights - There are no stock options or stock appreciation rights currently effective.

Aggregated Option / SAR Exercises Fiscal Year End Option / SAR - There are no SAR's.

Long Term Incentive Plan ("LTIP") Awards - There are no long-term incentive plans in place.

Compensation of Directors.

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of March 31, 2001:

Unless otherwise indicated in the footnotes below on the table as subject to community property laws where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

<table>
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	*BBB Consultants, LTD 450 800 W. Pender, Vancouver, B.C. V6C 2V6 Canada	200,000	6.57%
Common	Curtis Mearns Mezzanine 2, 601 West Broadway, Broadway Plaza, Vancouver, B.C. V5Z 4C2, Canada	280,000	9.20%
Common	Tanis Cornwall 14846 Roper Ave., White Rock, B.C. V4B 2E2, Canada	280,000	9.20%
Common	Ron Birch 7701 Okanogan Landing Rd., Unit #11, Vernon, B.C. V1H 1L3 Canada	280,000	9.20%

</table>

*BBB Consultants, Ltd., a Canadian corporation, is beneficially owned by Guy Cameron Brooks, its sole director and officer.

The following table sets forth the shareholdings of the Company's directors and executive officers as of March 31, 2001:

<table>
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Curtis Mearns, President/Director Mezzanine 2, 601 West Broadway, Broadway Plaza, Vancouver, B.C. V5Z 4C2 Canada	280,000	9.20%
Common	Tanis Cornwall, Secretary/Treasurer/Director 14846 Roper Ave., White Rock, B.C. V4B 2E2 Canada	280,000	9.20%
Common	Ron Birch, Director 7701 Okanogan Landing Rd., Unit #11, Vernon, B.C. V1H 1L3, Canada	280,000	9.20%
Common	Officers and Directors as a group (3)	840,000	27.61%

</table>

Changes in Control.

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer

Curtis Mearns, Tanis Cornwall and Ron Birch are the principal stockholders, and may be deemed to be parents of the Company.

Transactions with Promoters

There have been no material transaction, series of similar transactions, currently proposed transactions or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.

<table>
Exhibit No.	Document	Location
3(i)	Articles of Incorporation	Incorporated by Reference*
3(ii)	Bylaws	Incorporated by Reference*
23	Consent of Experts and Counsel	Included

</table>

*Documents incorporated by reference were filed with Company's registration statement, filed on Form 10-SB on August 14, 2000.

Reports on form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

__________________________

By: Curtis Mearns

Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

__________________________

By: Curtis Mearns

Its: President, Director

__________________________

By: ____________________

Its: Principal Financial Officer

__________________________

By: ____________________

Its: Controller or Principal Accounting Officer

__________________________

By: Tanis Cornwall

Its: Director

__________________________

By: Ron Birch

Its: Director