Form 10QSB
period 2001-06-30
JUPITER ENTERPRISES INC
filed 2001-08-14
CIK 1083422

UNIT ED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2001

Commission file number 001-16063

JUPITER ENTERPRISES, INC.

Mezzanine 2, 601 West Broadway
Vancouver, B.C. V5Z 4C2, Canada
(Address of principal executive offices and zip code)

1-877-505-6888

IRS Tax ID #: 98-0208667

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Balance Sheets

June 30, 2001 (Unaudited) and March 31, 2001

	June 30,
	2001	March 31,
ASSETS	(Unaudited)	2001
Current assets:
Cash	$ 1,328	$ 100
Prepaid expenses	-	148
Total current assets	1,328	248

Other assets:
Website development costs in progress	1,000	1,000
Total other assets	1,000	1,000

Total assets	$ 2,328	$ 1,248

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 4,589	$ 4,908
Due to related parties	10,813	3,813
Total current liabilities	15,402	8,721

Total liabilities	15,402	8,721

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
3,042,000 shares issued and outstanding	3,042	3,042
Capital in excess of par value	38,218	38,218
Deficit accumulated during the development stage	(54,334)	(48,733)
Total stockholders' equity	(13,074)	(7,473)
Total liabilities and stockholders' equity	$ 2,328	$ 1,248

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

June 30, 2001 and 2000

(Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Quarter Ended June 30,
	2001	2001	2000

Revenues	$ -	$ -	$ -

General and administrative expenses:
Legal and professional fees	44,102	4,571	9,376
Other administrative expenses	10,232	1,030	319
Total operating expenses	54,334	5,601	9,695
(Loss) before taxes	(54,334)	(5,601)	(9,695)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (54,334)	$ (5,601)	$ (9,695)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		3,042,000	2,862,198

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

June 30, 2001 and 2000

(Unaudited)
	Inception,
	March 12, 1999
	through
	June 30,	Quarter ended June 30,
	2001	2001	2000
Cash flows from operating activities:
Net (loss)	$ (54,334)	$ (5,601)	$ (9,695)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Decrease (increase) in prepaid expenses	-	148	(4,511)
(Decrease) increase in accounts payable and accrued expenses	4,589	(319)	660
(Decrease) increase in due to related parties	10,813	7,000	(237)
 Net cash provided (used) by operating activities
	(38,932)	1,228	(13,783)
Cash flows from investing activities:	(1,000)	-	-
Cash flows from financing activities:
Proceeds from sale of common stock	41,260	-	6,060
Change in stock subscription held in trust	-	-	(1,575)
Net cash provided (used) by financing activities	41,260	-	4,485
Net increase (decrease) in cash and equivalents	1,328	1,228	(9,298)
Cash and equivalents, beginning of period	-	100	26,462
Cash and equivalents, end of period	$ 1,328	$ 1,328	$ 17,164
Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2001

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2001. Operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ended March 31, 2002.

Note 1 - Development stage activities:

The Company continues to be a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. The Company plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. All of its products will be purchased from manufacturers or brokers and bear the Herbal Traditions brand label. The Company's internet website is currently under construction and will be the centerpiece of its marketing operation. The website will display product information, articles about specific ailments, links to other related websites, and an on-line forum and bulletin board. Customers will be able to place their orders via the internet in a secured e-commerce connection. The Company expects to market to a global customer base.

Note 2 - Related party transactions:

The Company's directors have advanced funds from time to time to finance the Company's operations. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans. Such advances totaled $10,813 at June 30, 2001 (unaudited).

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

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2001

	June 30,	June 30,
	2001	2000
	(Unaudited)	(Unaudited)
Refundable Federal income tax attributable to:
Current operations	$(1,900)	$(3,300)
Change in deferred tax amounts	1,900	3,300
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

	June 30,	June 30,
	2001	2000
	(Unaudited)	(Unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$(18,500)	$(6,700)
Less, Valuation allowance	18,500	6,700
Net deferred tax asset	$ -	$ -

At March 31, 2001, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires:	Amount
March 31, 2019	$ 1,874
March 31, 2020	8,400
March 31, 2021	38,459
Total net operating loss carryover	$ 48,733

Note 4 - Website development costs in progress:

The Company follows Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2"), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website. The Company has elected to adopt EITF Issue No. 00-2 and SOP 98-1 retroactively to April 1, 2000.

The Company has incurred $1,000 in development costs through June 30, 2001, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to April 1, 2000.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2001

Note 5 - Uncertainty, going concern:

At June 30, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2001) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis:

The information required by this Item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

(Registrant)

Date: _____________________________

By: _____________________________

Tanis Cornwall

Director, Secretary and duly authorized officer.