Form 10QSB
period 2001-09-30
JUPITER ENTERPRISES INC
filed 2001-11-20
CIK 1083422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2001

Commission file number  001-16063

JUPITER ENTERPRISES, INC.

Mezzanine 2, 601 West Broadway
Vancouver, B.C. V5Z 4C2, Canada
(Address of principal executive offices and zip code)

1-877-505-6888

IRS Tax ID #: 98-0208667

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:

JUPITER ENTERPRISES, INC.

Unaudited Financial Statements

September 30, 2001

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

  Balance Sheets

September 30, 2001 (Unaudited) and March 31, 2001

	September 30,
	2001	March 31,
ASSETS	(Unaudited)	2001
Current assets:
Cash	$ 189	$ 100
Prepaid expenses	-	148
Total current assets	189	248

Other assets:
Website development costs in progress	1,000	1,000
Total other assets	1,000	1,000

Total assets	$ 1,189	$ 1,248

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,548	$ 4,908
Due to related parties	17,754	3,813
Total current liabilities	19,302	8,721

Total liabilities	19,302	8,721

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
3,042,000 shares issued and outstanding	3,042	3,042
Capital in excess of par value	38,218	38,218
Deficit accumulated during the development stage	(59,373)	(48,733)
Total stockholders' equity	(18,113)	(7,473)
Total liabilities and stockholders' equity	$ 1,189	$ 1,248

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

September 30, 2001 and 2000

(Unaudited)

	Inception,
	March 12, 1999
	through
	September 30,	Six Months Ended September 30,
	2001	2001	2000

Revenues	$ -	$ -	$ -

General and administrative expenses:
Legal and professional fees	48,565	9,034	19,853
Other administrative expenses	10,779	1,577	3,135
Total operating expenses	59,344	10,611	22,988
(Loss) from operations	(59,344)	(10,611)	(22,988)

Other income (expense):
Other income	-	span style="font-size:11.0pt;color:blue"> -	-
Interest expense	(29)	(29)	-
Total other income (expense)	(29)	(29)	-
(Loss) before taxes	(59,373)	(10,640)	(22,988)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (59,373)	$ (10,640)	$ (22,988)

Basic earnings (loss) per common share		$ (0.00)	$ (0.01)

Weighted average number of shares outstanding		3,042,000	2,952,590

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

September 30, 2001 and 2000

(Unaudited)

	Quarter Ended September 30,
	2001	2000

Revenues	$ -	$ -

General and administrative expenses:
Legal and professional fees	4,463	10,477
Other administrative expenses	547	2,816
Total operating expenses	5,010	13,293
(Loss) from operations	(5,010)	(13,293)

Other income (expense):
Other income	-	-
Interest expense	(29)	-
Total other income (expense)	(29)	-
(Loss) before taxes	(5,039)	(13,293)

Provision (credit) for taxes on income:
Current	-	-
Deferred	-	-
Total provision (credit) for taxes on income	-	-
Net (loss)	$ (5,039)	$ (13,293)

Basic earnings (loss) per common share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	3,042,000	3,042,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

September 30, 2001 and 2000

(Unaudited)

	Inception,
	March 12, 1999
	through
	September 30,	Six months ended September 30,
	2001	2001	2000
Cash flows from operating activities:
Net (loss)	$ (59,373)	$ (10,640)	$ (22,988)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Decrease (increase) in prepaid expenses	-	148	(3,844)
(Decrease) increase in accounts payable and
accrued expenses	1,548	(3,360)	809
(Decrease) increase in due to related parties	17,754	13,941	(237)
Net cash provided (used) by operating
activities	(40,071)	89	(26,260)

Cash flows from investing activities:
Decrease (increase) in website development costs in progress	(1,000)	-	(1,000)
Net cash provided (used) by investing activities	(1,000)	-	(1,000)

Cash flows from financing activities:
Proceeds from sale of common stock	41,260	-	6,060
Change in stock subscription held in trust	-	-	(1,575)
Net cash provided (used) by financing activities	41,260	-	4,485

Net increase (decrease) in cash and equivalents	189	89	(22,775)

Cash and equivalents, beginning of period	-	100	26,462
Cash and equivalents, end of period	$ 189	$ 189	$ 3,687

Supplemental cash flow disclosures:
Cash paid for interest	$ 29	$ 29	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

September 30, 2001 and 2000

(Unaudited)

	Quarter ended September 30,
	2001	2000
Cash flows from operating activities:
Net (loss)	$ (5,039)	$ (13,293)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Decrease (increase) in prepaid expenses	-	667
(Decrease) increase in accounts payable and
accrued expenses	(3,041)	149
(Decrease) increase in due to related parties	6,941 /p>	-
Net cash provided (used) by operating
activities	(1,139)	(12,477)
	/font>	/font>
Cash flows from investing activities:
Decrease (increase) in website development costs in progress	-	(1,000)
Net cash provided (used) by investing activities	-	(1,000)

Cash flows from financing activities:
Net cash provided (used) by financing activities	-	-

Net increase (decrease) in cash and equivalents	(1,139)	(13,477)

Cash and equivalents, beginning of period	1,328	17,164
Cash and equivalents, end of period	$ 189	$ 3,687

Supplemental cash flow disclosures:
Cash paid for interest	$ 29	$ -
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2001

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2001.  Operating results for the six months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ended March 31, 2002.

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

Note 2 - Related party transactions:

The Company's directors have advanced funds from time to time to finance the Company's operations.  The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently.  The Company expects to repay the advances out of proceeds from sales of stock or other loans.  Such advances totaled $17,754 at September 30, 2001 (unaudited).

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

JUPITER ENTERPRISES, INC. /p>

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2001

	September 30,	September 30,
	2001	2000
	(Unaudited)	(Unaudited)
Refundable Federal income tax attributable to:
Current operations	$(3,600)	$(7,900)
Change in deferred tax amounts	3,600	7,900
Net refundable amount	$ -	$ -

mso-bidi-font-size:10.0pt">

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

	September 30,	September 30,
	2001	2000
	(Unaudited)	(Unaudited)
Deferred tax asset attributable to:
mso-bidi-font-size:10.0pt"> Net operating loss carryover	$(20,200)	$(11,300)
Less, Valuation allowance	20,200	11,300
Net deferred tax asset	$ -	$ -

At March 31, 2001, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires:	Amount
March 31, 2019	$ 1,874
March 31, 2020	8,400
March 31, 2021	38,459
Total net operating loss carryover	$ 48,733

Note 4 - Website development costs in progress:

The Company follows Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, (EITF Issue No. 00-2), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.  The Company has elected to adopt EITF Issue No. 00-2 and SOP 98-1 retroactively to April 1, 2000.

The Company has incurred $1,000 in development costs through September 30, 2001, which have been capitalized; no amortization has been recorded, as the sites are incomplete.  No costs had been incurred prior to April 1, 2000.

JUPITER ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2001

Note 5 - Commitments:

The Company's principal place of business and corporate offices previously occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease.  The Company incurred rent expense of $750 during the six months ended September 30, 2001, and $300 during the quarter ended September 30, 2001.  The Company stopped its month to month lease on August 31, 2001, and spent the remainder of the quarter searching for new office space.

Note 6 - Letter of Intent to Participate in Chinese Steel Fabrication Joint Venture

The Company has entered into a preliminary letter of intent to participate in the MingHe S&T Enterprise Group joint venture.  The joint venture intends to design and fabricate light and heavy industrial buildings as part of the Beijing Olympics Factory Relocation Program.

Note 7 - Uncertainty, going concern:

At September 30, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2001) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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