Form 10QSB
period 2001-12-31
JUPITER ENTERPRISES INC
filed 2002-02-19
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ____________ to _______________

                Commission file number: 001-16063

                            JUPITER ENTERPRISES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                             NEVADA                                                        98-0208667
------------------------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)


                 94 Rue de Lausanne, CH1202, Geneva, Switzerland
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-41-22-9000000
                  ---------------------------------------------
                           (issuer's telephone number)


         Mezzanine 2, 601 West Broadway, Vancouver, B.C. V5Z 4C2, Canada
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2002 the issuer had 9,126,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                              PAGE
                                                                              ----

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                                 F-1

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.                                       1

PART II -- OTHER INFORMATION                                                   2

SIGNATURES                                                                     4

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                DECEMBER 31, 2001 (UNAUDITED) AND MARCH 31, 2001
================================================================================


                                                                            DECEMBER 31,
                                                                                    2001      MARCH 31,
                                                                             (UNAUDITED)           2001
                                                                          --------------     ----------


ASSETS
  Current assets:
    Cash                                                                        $   --         $    100
    Prepaid expenses                                                                --              148
                                                                                --------       --------
      Total current assets                                                          --              248
                                                                                --------       --------

   Other assets:
     Website development costs in progress                                          --            1,000
                                                                                --------       --------
      Total other assets                                                            --            1,000
                                                                                --------       --------

      Total assets                                                              $   --         $  1,248
                                                                                ========       ========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                       $  3,241       $  4,908
    Due to related parties                                                        23,949          3,813
                                                                                --------       --------
      Total current liabilities                                                   27,190          8,721
                                                                                --------       --------

      Total liabilities                                                           27,190          8,721
                                                                                --------       --------

  Commitments and contingencies                                                     --             --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     9,126,000 shares issued and outstanding                                       9,126          9,126
  Capital in excess of par value                                                  32,134         32,134
  Deficit accumulated during the development stage                               (68,450)       (48,733)
                                                                                --------       --------
      Total stockholders' equity                                                 (27,190)        (7,473)
                                                                                --------       --------
      Total liabilities and stockholders' equity                                $   --         $  1,248
                                                                                ========       ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                      DECEMBER 31, 2001 AND 2000
                                                                     (UNAUDITED)
================================================================================


                                                         INCEPTION,
                                                     MARCH 12, 1999
                                                            THROUGH         NINE MONTHS ENDED DECEMBER 31,
                                                       DECEMBER 31,         -------------------------------
                                                               2001                2001                2000
                                                     --------------         -----------         -----------


Revenues                                                $      --           $      --           $      --
                                                        -----------         -----------         -----------

General and administrative expenses:
  Legal and professional fees                                56,124              16,593              25,696
  Other administrative expenses                              12,268               3,066               7,856
                                                        -----------         -----------         -----------
    Total operating expenses                                 68,392              19,659              33,552
                                                        -----------         -----------         -----------
    (Loss) from operations                                  (68,392)            (19,659)            (33,552)
                                                        -----------         -----------         -----------

Other income (expense):
  Other income                                                 --                  --                  --
  Interest expense                                              (58)                (58)               --
                                                        -----------         -----------         -----------
    Total other income (expense)                                (58)                (58)               --
                                                        -----------         -----------         -----------
    (Loss) before taxes                                     (68,450)            (19,717)            (33,552)
                                                        -----------         -----------         -----------

Provision (credit) for taxes on income:
  Current                                                      --                  --                  --
  Deferred                                                     --                  --                  --
                                                        -----------         -----------         -----------
    Total provision (credit) for taxes on income               --                  --                  --
                                                        -----------         -----------         -----------
    Net (loss)                                          $   (68,450)        $   (19,717)        $   (33,552)
                                                        ===========         ===========         ===========


Basic earnings (loss) per common share                                      $     (0.00)        $     (0.00)
                                                                            ===========         ===========

Weighted average number of shares outstanding                                 9,126,000           8,947,505
                                                                            ===========         ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                      DECEMBER 31, 2001 AND 2000
                                                                     (UNAUDITED)
================================================================================


                                                           QUARTER ENDED DECEMBER 31,
                                                        -------------------------------
                                                               2001                2000
                                                        -----------         -----------

Revenues                                                $      --           $      --
                                                        -----------         -----------

General and administrative expenses:
  Legal and professional fees                                 7,559               5,843
  Other administrative expenses                               1,489               4,721
                                                        -----------         -----------
    Total operating expenses                                  9,048              10,564
                                                        -----------         -----------
    (Loss) from operations                                   (9,048)            (10,564)
                                                        -----------         -----------

Other income (expense):
  Other income                                                 --                  --
  Interest expense                                               29                --
                                                        -----------         -----------
    Total other income (expense)                                 29                --
                                                        -----------         -----------
    (Loss) before taxes                                      (9,019)            (10,564)
                                                        -----------         -----------

Provision (credit) for taxes on income:
  Current                                                      --                  --
  Deferred                                                     --                  --
                                                        -----------         -----------
    Total provision (credit) for taxes on income               --                  --
                                                        -----------         -----------
    Net (loss)                                          $    (9,019)        $   (10,564)
                                                        ===========         ===========


Basic earnings (loss) per common share                  $     (0.00)        $     (0.00)
                                                        ===========         ===========

Weighted average number of shares outstanding             9,126,000           9,126,000
                                                        ===========         ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                      DECEMBER 31, 2001 AND 2000
                                                                     (UNAUDITED)
================================================================================


                                                                        INCEPTION,
                                                                    MARCH 12, 1999
                                                                           THROUGH         NINE MONTHS ENDED DECEMBER 31,
                                                                      DECEMBER 31,         ------------------------------
                                                                              2001               2001                2000
                                                                    --------------          ---------          ----------

 Cash flows from operating activities:
  Net (loss)                                                             $ (68,450)        $ (19,717)        $ (33,552)

 Adjustments to reconcile net (loss) to cash
   provided (used) by developmental stage activities:
     Decrease (increase) in prepaid expenses                                  --                 148               167
     (Decrease) increase in accounts payable and
         accrued expenses                                                    3,241            (1,667)            2,578
     (Decrease) increase in due to related parties                          23,949            20,136             1,263
                                                                         ---------         ---------         ---------
       Net cash provided (used) by operating
         activities                                                        (41,260)           (1,100)          (29,544)
                                                                         ---------         ---------         ---------

 Cash flows from investing activities:
     Decrease (increase) in website development costs in progress             --               1,000            (1,000)
                                                                         ---------         ---------         ---------
       Net cash provided (used) by investing activities                       --               1,000            (1,000)
                                                                         ---------         ---------         ---------

 Cash flows from financing activities:
   Proceeds from sale of common stock                                       41,260              --               6,060
   Change in stock subscription held in trust                                 --                --              (1,575)
                                                                         ---------         ---------         ---------
       Net cash provided (used) by financing activities                     41,260              --               4,485
                                                                         ---------         ---------         ---------

       Net increase (decrease) in cash and equivalents                        --                (100)          (26,059)

 Cash and equivalents, beginning of period                                    --                 100            26,462
                                                                         ---------         ---------         ---------
 Cash and equivalents, end of period                                     $    --           $    --           $     403
                                                                         =========         =========         =========

 Supplemental cash flow disclosures:
   Cash paid for interest                                                $    --           $    --           $    --
   Cash paid for income taxes                                                 --                --                --



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                      DECEMBER 31, 2001 AND 2000
                                                                     (UNAUDITED)
================================================================================


                                                                          QUARTER ENDED DECEMBER 31,
                                                                         ---------------------------
                                                                              2001              2000
                                                                         ---------        ----------

 Cash flows from operating activities:
  Net (loss)                                                             $ (9,077)        $ (10,564)

 Adjustments to reconcile net (loss) to cash
   provided (used) by developmental stage activities:
     Decrease (increase) in prepaid expenses                                 --               4,011
     (Decrease) increase in accounts payable and
         accrued expenses                                                   1,693             1,769
     (Decrease) increase in due to related parties                          6,195             1,500
                                                                         --------         ---------
       Net cash provided (used) by operating activities                    (1,189)           (3,284)
                                                                         --------         ---------

 Cash flows from investing activities:
     Decrease (increase) in website development costs in progress           1,000              --
                                                                         --------         ---------
       Net cash provided (used) by investing activities                     1,000              --
                                                                         --------         ---------

 Cash flows from financing activities:
                                                                         --------         ---------
       Net cash provided (used) by financing activities                      --                --
                                                                         --------         ---------

       Net increase (decrease) in cash and equivalents                       (189)           (3,284)

 Cash and equivalents, beginning of period                                    189             3,687
                                                                         --------         ---------
 Cash and equivalents, end of period                                     $   --           $     403
                                                                         ========         =========

 Supplemental cash flow disclosures:
   Cash paid for interest                                                $   --           $    --
   Cash paid for income taxes                                                --                --



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================


The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2001. Operating results for the nine months ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ended March 31, 2002.

NOTE 1 -- DEVELOPMENT STAGE ACTIVITIES:

The Company continues to be a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. As explained below, the Company has entered into an agreement to acquire certain assets of Beijing MingHe-Han Science and Technology Co., Ltd., a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. It will continue to be in the development stage until the asset acquisition is completed, and operations are commenced in China.

NOTE 2 -- RELATED PARTY TRANSACTIONS:

The former Company's directors have advanced funds from time to time to finance the Company's operations. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans. Such advances totaled $23,950 at December 31, 2001.

NOTE 3 -- FEDERAL INCOME TAX:

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized. The provision for refundable Federal income tax for the nine months ended December 31, 2001 consists of the following:

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================


                                                                         DECEMBER 31,           DECEMBER 31,
                                                                                 2001                   2000
                                                                          (UNAUDITED)            (UNAUDITED)
                                                                         ------------           ------------

        Refundable Federal income tax attributable to:
          Current operations                                                $ (6,700)             $ (11,400)
          Change in deferred tax amounts                                       6,700                 11,400
                                                                            --------              ---------
            Net refundable amount                                           $   --                $    --
                                                                            ========              =========

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

                                                                         DECEMBER 31,           DECEMBER 31,
                                                                                 2001                   2000
                                                                          (UNAUDITED)            (UNAUDITED)
                                                                         ------------           ------------

        Deferred tax asset attributable to:
          Net operating loss carryover                                      $ (23,200)             $ (14,900)
          Less, Valuation allowance                                            23,200                 14,900
                                                                            ---------              ---------
            Net deferred tax asset                                          $    --                $    --
                                                                            =========              =========


At March 31, 2001, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

       EXPIRES:                                                              AMOUNT
       ------------------------------------------------------               --------

          March 31, 2019                                                    $  1,874
          March 31, 2020                                                       8,400
          March 31, 2021                                                      38,459
                                                                            --------
            Total net operating loss carryover                              $ 48,733
                                                                            ========

NOTE 4 -- WEBSITE DEVELOPMENT COSTS:

The Company had incurred and capitalized Website Developments Costs of $1,000 prior to December 31, 2000. During the quarter ended December 31, 2001, the Company abandoned plans to complete the website. Accordingly, unamortized costs of $1,000 were charged to expense at December 31, 2001.

NOTE 5 -- COMMITMENTS:

Prior to September 30, 2001, the Company's principal place of business and corporate offices occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease, and incurred rent expense of $750 during the six months ended September 30, 2001. The Company has since vacated the space and has not incurred rent expense since September 30, 2001.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001
================================================================================



NOTE 6 -- FORWARD STOCK SPLIT:

On December 10, 2001, the Company completed a 3 for 1 forward stock split whereby three shares of the Corporation's $0.01 par value common stock outstanding were issued for every one share outstanding. The split has been retroactively reflected in the accompanying financial statements.

NOTE 7 -- ACQUISITION AGREEMENT WITH BEIJING MINGHE-HAN SCIENCE AND TECHNOLOGY CO., LTD.:

In November, 2001, the Company entered into an agreement to acquire all of the outstanding shares of Beijing MingHe-Han Science and Technology Co., Ltd. ("MHST"), a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. The consideration was to be 30,000,000 shares of post-split shares. However, the agreement was subsequently rescinded and canceled, and has not been reflected in the accompanying financial statements.

On February 13, 2002, the Company agreed to issue 30,000,000 post-split shares to the shareholders of MHST to acquire certain operating assets, including a fabrication plan in the Shunyi District, Beijing, Peoples' Republic of China, which includes 12.6 hectares of industrial zoned land, a four story office building, and approximately 40,000 square feet of factory space. The transaction is to be closed when necessary legal requirements in the Peoples' Republic of China to transfer title and legal ownership have been completed.

NOTE  8 -- UNCERTAINTY, GOING CONCERN:

At December 31, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2001), is seeking to acquire certain assets as described in Note 7, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Jupiter Enterprises, Inc. ("the Company") has generated no revenues in the cumulative period from inception through the quarter ended December 31, 2001. The Company has not developed any products or provided any services.

On November 28, 2001, the Company entered into an Agreement and Plan of Reorganization, pursuant to which the Company acquired 100% of the issued and outstanding equity of Beijing MingeHe-Han Science and Technology Co., Ltd. ("MingHe-Han") from the two shareholders of MingHe-Han, in exchange for an aggregate of 30,000,000 shares (post-split) of the Company's common stock.

Subsequently, on February 13, 2002, the Company elected to rescind the Agreement and Plan of Reorganization and restructure the transaction whereby, in lieu of acquiring MingeHe-Han as a wholly-owned subsidiary, the Company shall acquire only certain assets consisting of a fabrication plant in the Shunyi District, Beijing, Peoples' Republic of China, 12.6 hectares of industrial zoned land, a four story office building and approximately 40,000 square feet of factory space. The assets shall be delivered, and closing shall be deemed to occur, upon completion of necessary legal requirements in the Peoples' Republic of China to complete transfer of title and legal ownership, and completion of any required audited financial statements. The total consideration paid (in shares of common stock of the Company) to the two shareholders of MingHe-Han shall remain unchanged, and the previous change in management shall not be affected. As a result of the restructuring, the transaction does not constitute an acquisition of a business or a business combination.

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO CONTINUE AS A GOING CONCERN OR ACHIEVE MATERIAL REVENUES OR PROFITABLE OPERATIONS. THE COMPANY REQUIRES FINANCING, AND NO ASSURANCES CAN BE GIVEN THAT FINANCING WILL BE AVAILABLE TO THE COMPANY IN THE AMOUNTS REQUIRED, OR THAT, IF AVAILABLE, WILL BE ON TERMS SATISFACTORY TO THE COMPANY.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On November 28, 2001, pursuant to the Agreement and Plan of Reorganization by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") and the two shareholders of MingHe-Han, the Company issued an aggregate of 20,000,000 shares of its restricted common stock to two persons. The transaction outlined in the Agreement and Plan of Reorganization was subsequently amended by a Rescission and Restructuring Agreement among the parties dated February 13, 2002. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         (b) On November 28, 2001, a 3-for-1 forward-split of the Company's common stock was approved by the Company's Board of Directors. In accordance with Nevada law, no shareholder approval of the action was required. Appropriate notice was provided by the Company to the National Association of Securities Dealers on November 28, 2001. The forward-split became effective December 10, 2001. There was no change in the number of shares the Company is authorized to issue or the par value per share. The Company's common stock continues to trade on the OTC Bulletin Board under the symbol "JPEN."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of Security Holders during the quarter ended December 31, 2001. Subsequent to end of the quarter, the Company announced that on January 11, 2002, the Board of Directors and a majority of the Company's shareholders approved the adoption of an amendment (the "Amendment") to the Company's Articles of Incorporation to change the name of the Company to "MingHe-Han S&T Co., Ltd." The record date for determining shareholders entitled to receive notice was February 5, 2002. The Company has since determined to submit the matter to a vote of its shareholders. The Company will file the Amendment with the Nevada Secretary of State after it is approved by its shareholders pursuant to a special shareholders meeting to be held as soon as practicable following distribution of a proxy statement in accordance with the rules and regulations of the Securities and Exchange Commission.

ITEM 5.  OTHER INFORMATION -- None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit No.       Description

         2.3 Agreement and Plan of Reorganization dated November 28, 2001 by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") and certain shareholders of MingHe-Han (Incorporated by reference to Exhibit 2.3 of the current report on Form 8-K, filed December 14, 2001).

         2.4 Rescission and Restructuring Agreement dated February 13, 2002 by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") and certain shareholders of MingHe-Han. (Incorporated by reference to Exhibit 2.4 of the current report on Form 8-K/A-1 filed February 19, 2002.)

         3.1 Articles of Incorporation of Jupiter Enterprises, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form 10-SB (file no. 001-16063) filed August 14, 2000).

         3.2 Bylaws of Jupiter Enterprises, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's registration statement on Form 10-SB (file no. 001-16063) filed August 14, 2000).


(b)      Reports on Form 8-K.

         On December 14, 2001, the Company filed a current report on Form 8-K describing the Agreement and Plan of Reorganization dated November 28, 2001 by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") and certain shareholders of MingHe-Han.

         On February 19, 2002, the Company filed a current report on Form 8-K/A-1 describing the that transaction outlined in the Agreement and Plan of Reorganization described in the Form 8-K filed December 14, 2001 was subsequently amended by a Rescission and Restructuring Agreement among the parties dated February 13, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             JUPITER ENTERPRISES, INC.


                             By:  /s/ Michael J. A. Harrop
                                  ----------------------------------------------
                                 Michael J.A. Harrop, President, Secretary and Interim Chief Financial and Accounting Officer


Date: February 19, 2002