Form 10KSB
period 2002-03-31
JUPITER ENTERPRISES INC
filed 2002-08-15
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the fiscal year ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from:  ______________ to ______________
               Commission file number: 001-16063

                            JUPITER ENTERPRISES, INC.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            NEVADA                                    98-0208667
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)


       94 Rue de Lausanne, CH1202, Geneva, Switzerland
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: 011-41-22-9000000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the Issuer's revenues for its most recent fiscal year: $0.00.

As of August 12, 2002, the aggregate market value of the voting stock held by non-affiliates, approximately 9,126,000 shares of Common Stock, was approximately $250,965 based on an average of the bid and ask prices of approximately $0.0275 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 12, 2002 was 9,126,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:        None.
                                            ----

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Jupiter Enterprises, Inc. (the "Company") was incorporated on March 12, 1999 in the State of Nevada. The Company has never declared bankruptcy, been in receivership or been involved in any legal action or proceedings whatsoever. The Company was formed to operate a direct sales marketing business to sell and distribute its own brand of natural health products via the Internet.

AGREEMENT AND PLAN OF REORGANIZATION

On November 28, 2001, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. (MHST) and certain shareholders of MHST. Pursuant to the Agreement, the Company obtained 100% of the shares of MHST in exchange for 10,000,000 shares of common stock of the Company.

TERMINATION OF AGREEMENT TO PURCHASE ASSETS OF MINGHE-HAN

On April 8, 2002, the Company and MingHe-Han) mutually agreed to terminate the agreement to purchase the assets of MingHe-Han, as was described in the Company's Form 8-K/A filed February 19, 2002. All shares of common stock of the Company that were issued to the Shareholders pursuant to the original Reorganization Agreement dated November 28, 2001 (an aggregate of 30 million post-split shares) were cancelled and returned to treasury of the Company. The resignation of the former officer and directors of the Company, and the appointment of the current officers and directors of the Company were not affected.

NEW AGREEMENT TO ACQUIRE ASSETS OF MINGHE GROUP

On April 8, 2002, the Company and The MingHe Group ("MingHe"), a Chinese corporation which operates a construction business in Mainland China, entered into an Acquisition Agreement wherein the Company will acquire the entire construction business of MingHe, in exchange for 30,000,000 shares of common stock of the Company, to be issued to Yin Mingshan, the sole shareholder of MingHe and an officer and director of the Company. This acquisition will give the Company a significantly larger interest in the Chinese construction business. In addition to numerous other construction interests, MingHe owns 50% of MingHe-Han. The Company engaged the accounting firm of BDO International, Hong Kong, to audit the books and records of MingHe. The transaction is scheduled to close following the satisfactory completion of the audit. The Company is in need of financing to pay the audit fees to complete the transaction.

(b) Business of the Company

Employees

The officers of the Company constitute the Company's employees. The Company may hire additional full-time employees in the next year, as well as a number of part-time employees if the Company is able to secure necessary financing.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company announced that on January 11, 2002, the Board of Directors and a majority of the Company's shareholders approved the adoption of an amendment (the "Amendment") to the Company's Articles of Incorporation to change the name of the Company to "MingHe-Han S&T Co., Ltd." The record date for determining shareholders entitled to receive notice was February 5, 2002. Because of the termination, as described above in Item 1, the Company has decided not to proceed with the name change and the matter was not submitted to the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

         The Common Stock of the Company trades on the Over the Counter Bulletin Board system under the symbol "JPEN." There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

Quarter Ended                         High Bid          Low Bid
-------------                         --------          -------
June 30, 2002                           $2.85            $0.06
March 31, 2002                          $6.10            $1.42
December 31, 2001*                      $6.75            $2.00
September 30, 2001**                    $6.52            $1.15

*The Company's common stock commenced to trade on a 3-for-1 forward-split basis on December 11, 2001.

**There was no market for the Company's common stock prior to July 27, 2001.

(b) Holders

         As of August 12, 2002, there were approximately 38 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c) Dividends

         The Company has paid no cash dividends on its common stock and management does not anticipate that dividends will be paid in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

(d) Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years:

1. On May 25, 1999, the Company issued an aggregate of 840,000 share of its restricted common stock to officers/directors as follows: Curtis Means (280,000), Ron Birch (280,000), and Tanis Cornwall (280,000) in consideration of the aggregate sum of $25,2000. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
         Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

2. In March 1999, the Company conducted a private placement offering to certain non-accredited investors. Such offering was exempted from registration pursuant to Rule 504. Such exemption to registration was filed on Form D pursuant to Regulation D on June 30, 1999. The offering sold 2,000,000 shares of common stock to 20 non-accredited investors for an aggregate of $10,000.

3. In February 2000, the Company conducted a private placement offering to certain non-accredited and accredited investors. Such offering was exempted from registration pursuant to Rule 504. Such exemption to registration was filed on Form D pursuant to Regulation D on June 20, 2000. The offering sold 202,000 shares of common stock to 34 non-accredited investors and 4 accredited investors for an aggregate of $6,006.

4. On November 28, 2001, the Company acquired Beijing MingHe-Han Science and Technology Co., Ltd., in exchange for an aggregate of 30,000,000 shares of the Company's common stock (the "Reorganization"). The parties subsequently rescinded the Reorganization, and the shares were returned to the Company's treasury for cancellation. The Company believes that the transactions are exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

ITEM 6. PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

On April 8, 2002, the Company and The MingHe Group ("MingHe"), a Chinese corporation which operates a construction business in Mainland China, entered into an Acquisition Agreement wherein the Company will acquire the entire construction business of MingHe, in exchange for 30,000,000 shares of common stock of the Company, to be issued to Yin Mingshan, the sole shareholder of MingHe and an officer and director of the Company. This acquisition will give the Company a significantly larger interest in the Chinese construction business. In addition to numerous other construction interests, MingHe owns 50% of MingHe-Han. The Company engaged the accounting firm of BDO International, Hong Kong, to audit the books and records of MingHe. The transaction is scheduled close following the satisfactory completion of the audit.

The Company is in need of funding to complete the transaction described above. As of August 12, 2002, the Company had not secured financing. There can be no assurance that financing will be available when needed or on terms acceptable to the Company.

The Company has no revenues and no operations. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations.

ITEM 7. FINANCIAL STATEMENTS

The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Independent auditors' report                                               F-2

Balance sheets, March 31, 2002 and 2001                                    F-3

Statements of Loss For The Periods Ended  March 31, 2002 and 2001          F-4

Statements of Stockholders' Equity (Deficit) For The Years
Ended March 31, 2002 and 2001                                              F-5

Statements of Cash Flows For The Periods Ended March 31, 2002 and 2001     F-6

Notes to Financial Statements                                              F-7

         [LOGO]
BATEMAN & CO., INC., P.C.
Certified Public Accountants

                                                       5 Briardale Court
                                                   Houston, Texas 77027-2904
                                                        (713) 552-9800
                                                      FAX (713) 552-9700
                                                    www.batemanhouston.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Jupiter Enterprises, Inc.
Vancouver, BC, Canada

We have audited the accompanying balance sheets of Jupiter Enterprises, Inc. (a Nevada corporation) (a development stage enterprise) as of March 31, 2002 and 2001 and the related statements of loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
August 13, 2002



                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                  Offices in Principal Cities Around The World

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                                 BALANCE SHEETS
                                                        MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------


                                                                                      2002                 2001
                                                                                ---------------       --------------
ASSETS
  Current assets:
    Cash                                                                        $            -        $         100
    Prepaid expenses                                                                         -                  148
                                                                                ---------------       --------------
      Total current assets                                                                   -                  248
                                                                                ---------------       --------------

  Other assets:
    Deferred charges                                                                    42,479                    -
    Website development costs in progress                                                    -                1,000
                                                                                ---------------       --------------
      Total other assets                                                                42,479                1,000
                                                                                ---------------       --------------

      Total assets                                                              $       42,479        $       1,248
                                                                                ===============       ==============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued liabilities                                    $       73,590        $       4,908
    Due to related parties                                                              33,326                3,813
                                                                                ---------------       --------------
      Total current liabilities                                                        106,916                8,721
                                                                                ---------------       --------------

      Total liabilities                                                                106,916                8,721
                                                                                ---------------       --------------

  Commitments and contingencies                                                              -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 100,000,000 shares authorized,
     9,126,000 shares issued and outstanding                                             9,126                9,126
  Capital in excess of par value                                                        32,134               32,134
  Deficit accumulated during the development stage                                    (105,697)             (48,733)
                                                                                ---------------       --------------
      Total stockholders' equity (deficit)                                             (64,437)              (7,473)
                                                                                ---------------       --------------
      Total liabilities and stockholders' equity                                $       42,479        $       1,248
                                                                                ===============       ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                        MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------


                                                                   INCEPTION,
                                                               MARCH 12, 1999
                                                                      THROUGH
                                                                    MARCH 31,              YEARS ENDED MARCH 31,
                                                                         2002                  2002                  2001
                                                            ------------------    ------------------     -----------------
Revenues                                                           $        -            $        -            $        -
                                                            ------------------    ------------------     -----------------

General and administrative expenses                                   105,637                56,904                38,459
                                                            ------------------    ------------------     -----------------
    Operating (Loss)                                                 (105,637)              (56,904)              (38,459)

Other income (expense):
  Interest expense                                                        (60)                  (60)                    -
                                                            ------------------    ------------------     -----------------
      (Loss) before taxes                                            (105,697)              (56,964)              (38,459)
                                                            ------------------    ------------------     -----------------


Provision (credit) for taxes on income:
  Current                                                                   -                     -                     -
  Deferred                                                                  -                     -                     -
                                                            ------------------    ------------------     -----------------
    Total provision (credit) for taxes on income                            -                     -                     -
                                                            ------------------    ------------------     -----------------
      Net (loss)                                                   $ (105,697)           $  (56,964)           $  (38,459)
                                                            ==================    ==================     =================


Basic earnings (loss) per common share                                                   $    (0.01)           $    (0.00)
                                                                                  ==================     =================

Weighted average number of shares outstanding                                             9,126,000             8,991,518
                                                                                  ==================     =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED
                                                        MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------


                                                                                     DEFICIT
                                                                                    ACCUMULATED
                                                                   CAPITAL IN      DURING THE
                                         COMMON STOCK              EXCESS OF        DEVELOPMENT
                                     SHARES          AMOUNT        PAR VALUE          STAGE           TOTAL
                                 ---------------   -----------   --------------   -------------   -------------
 BALANCES, MARCH 31, 2000:
   As previously reported             2,840,000    $    2,840    $      32,360    $    (10,274)   $     24,926
   Effect of 3 for 1 forward
       split                          5,680,000         5,680           (5,680)                              -
                                 ---------------   -----------   --------------   -------------   -------------
   As restated                        8,520,000         8,520           26,680         (10,274)         24,926

 Stock issued for cash                  606,000           606            5,454               -           6,060
 Development stage net (loss)                 -             -                -         (38,459)        (38,459)
                                 ---------------   -----------   --------------   -------------   -------------
 BALANCES, MARCH 31, 2001             9,126,000         9,126           32,134         (48,733)         (7,473)

 Development stage net (loss)                 -             -                -         (56,964)        (56,964)
                                 ---------------   -----------   --------------   -------------   -------------
 BALANCES, MARCH 31, 2002             9,126,000    $    9,126    $      32,134    $   (105,697)   $    (64,437)
                                 ===============   ===========   ==============   =============   =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                      JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                 STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                        MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------

                                                                           INCEPTION,
                                                                       MARCH 12, 1999
                                                                              THROUGH
                                                                             MARCH 31,         YEARS ENDED MARCH 31,
                                                                                 2002              2002               2001
                                                                      ---------------    ---------------    ---------------
 Cash flows from operating activities:
  Net (loss)                                                          $     (105,697)    $      (56,964)    $      (38,459)

 Adjustments to reconcile net (loss) to cash provided (used)
   by developmental stage activities:
     Decrease (increase) in prepaid expenses                                       -                148                341
     (Decrease) increase in accounts payable and accrued
        expenses                                                              73,590             68,682              4,908
                                                                      ---------------    ---------------    ---------------
       Net cash flows from operating activities                              (32,107)            11,866            (33,210)
                                                                      ---------------    ---------------    ---------------

 Cash flows from investing activities:
     Increase in deferred charges                                            (42,479)           (42,479)                 -
     Decrease (increase) in website development costs                              -              1,000             (1,000)
                                                                      ---------------    ---------------    ---------------
       Net cash flows from investing activities                              (42,479)           (41,479)            (1,000)
                                                                      ---------------    ---------------    ---------------

 Cash flows from financing activities:
     Advances from related parties                                            33,326             29,513              3,363
     Proceeds from sale of common stock                                       41,260                  -              6,060
     Change in stock subscription held in trust                                    -                  -             (1,575)
                                                                      ---------------    ---------------    ---------------
       Net cash flows from financing activities                               74,586             29,513              7,848
                                                                      ---------------    ---------------    ---------------

       Net increase (decrease) in cash and equivalents                             -               (100)           (26,362)

 Cash and equivalents, beginning of period                                         -                100             26,462
                                                                      ---------------    ---------------    ---------------
 Cash and equivalents, end of period                                  $            -     $            -     $          100
                                                                      ===============    ===============    ===============

 Supplemental cash flow disclosures:
   Cash paid for interest                                             $           60     $           60     $            -
   Cash paid for income taxes                                                      -                  -                  -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Following is a summary of the Company's organization and significant accounting policies:

         ORGANIZATION AND NATURE OF BUSINESS - Jupiter Enterprises, Inc. (the Company) is a Nevada corporation incorporated on March 12, 1999. It is based in Vancouver, British Columbia, Canada.

         Prior to December 31, 2001, the Company's intent was to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the Internet. However, as explained in Note 8 below, the Company has entered into an agreement to acquire certain assets of Bejing MinHe-Han Science and Technology Co., Ltd., a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. Therefore, its plans to enter the direct sales marketing business have been abandoned.

         To date, the Company's activities have been limited to its formation and the raising of equity capital. In its current development stage, management anticipates incurring substantial additional losses as it implements its business plan. It will continue to be in the development stage until the asset acquisition is completed, and operations are commenced.

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

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 3 for 1 split:

                                                                         PRICE PER
      DATE           DESCRIPTION                          SHARES           SHARE             AMOUNT
      -------------- ----------------------------    ----------------  --------------  -----------------

      03/30/99        Shares issued for cash             6,000,000     $   0.0017      $      10,000
      05/27/99        Shares issued for cash             2,520,000         0.0100             25,200
      06/20/00        Shares issued for cash               606,000         0.0100              6,060
                                                     ----------------                  -----------------
                           Cumulative total              9,126,000                     $      41,260
                                                     ================                  =================

The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2002, no preferred stock series had been created.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


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

The provision for refundable Federal income tax consists of the following:

                                                                   2002                2001
                                                           ------------------- -----------------
       Refundable Federal income tax attributable to:
         Current operations                                $    (19,300)       $    (13,100)
         Less, Limitation due to absence of prior
           year taxable income                                   19,300              13,100
                                                           ------------------- -----------------
           Net refundable amount                                      -                   -
                                                           =================== =================


The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of March 31, 2002 and 2001 are as follows:

                                                                      2002              2001
                                                           ------------------- -----------------
       Deferred tax asset attributable to:
         Net operating loss carryover                      $      (35,900)     $    (16,500)
         Less, Valuation allowance                                 35,900            16,500
                                                           ------------------- -----------------
           Net deferred tax asset                                       -                 -
                                                           =================== =================


At March 31, 2002, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

       EXPIRES MARCH 31,                                           AMOUNT
       ------------------------------------------------  -----------------
         2019                                            $          1,874
         2020                                                       8,400
         2021                                                      38,459
         2022                                                      56,964
                                                         -----------------
           Total net operating loss carryover            $        105,697
                                                         =================

NOTE 4 - RELATED PARTY TRANSACTIONS:

As of March 31, 2002, the Company owed $33,326 to an entity controlled by the Company's administrative manager. At March 31, 2001, the Company owed $3,813 to a then-officer and director. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


During the year ended March 31, 2002, the Company paid $8,025 in administrative fees to an entity controlled by the Company's administrative manager. During the year ended March 31, 2001, the Company paid $965 in legal fees to a former officer and director.

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

The Company had incurred $1,000 in development costs through March 31, 2001, which were capitalized; no amortization was recorded, as the sites were incomplete. During the quarter ended December 31, 2001, the Company abandoned plans to complete the website. Accordingly, unamortized costs of $1,000 were charged to expense at December 31, 2001. No costs had been incurred prior to April 1, 2000.

NOTE 6 - COMMITMENTS:

Prior to September 30, 2001, the Company's principal place of business and corporate offices occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease. The Company has since vacated the space and has not incurred rent expense since September 30, 2001. The Company incurred rent expense of $750 and $1,500 during the years ended March 31, 2002 and 2001 respectively.

NOTE 7 - UNCERTAINTY, GOING CONCERN:

At March 31, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Notes 1 and 8) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - ACQUISITION AGREEMENT WITH BEIJING MINGHE-HAN SCIENCE AND TECHNOLOGY CO., LTD.:

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

On February 13, 2002, the Company agreed to issue 30,000,000 post-split shares to the shareholders of MHST to acquire certain operating assets, including a fabrication plan in the Shunyi District, Beijing,

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------


Peoples' Republic of China, which includes 12.6 hectares of industrial zoned land, a four story office building, and approximately 40,000 square feet of factory space. The transaction is to be closed when necessary legal requirements in the Peoples' Republic of China to transfer title and legal ownership have been completed. At March 31, 2002, the transaction had not yet been consummated.

In connection with the pending acquisition, the Company has incurred $42,479 in legal and accounting fees. These costs will be capitalized as part of the cost of the assets acquired when the acquisition is completed. Accordingly, they have been reflected as deferred charges in the accompanying balance sheet.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:

FASB Statements Number 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, became effective for fiscal years beginning after December 15, 2001. Under these pronouncements, goodwill will be recorded at cost, but will be evaluated at least annually for impairment. Formerly, goodwill was to be amortized over a period not to exceed 40 years. Other intangible assets with indefinite useful lives will also be evaluated for impairment annually, while intangible assets with finite lives will be amortized to earnings over their useful lives and reviewed for impairment. The Company has not determined the effect of this pronouncement.

The following recent accounting pronouncements:

o  FASB Statements

   o  Number 133, Accounting for Derivative Instruments and Hedging Activities,

   o Number 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,

   o  Number 135, Recission of FASB Statement No. 75 and Technical Corrections,

   o Number 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others,

   o Number 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,

   o Number 138, Accounting for Certain Dervative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,

   o Number 139, Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121, and

   o Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,

   o  Number 143, Accounting for Asset Retirement Obligations,

o  and FASB Interpretations

   o  Number 43, Real Estate Sales, and

   o Number 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25,

are not currently expected to have a material effect on the Company's financial Statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers of the Company. The Company has a Board of Directors which is currently comprised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Simultaneously with the execution of the Reorganization Agreement, effective November 28, 2001, the former officers and directors of the Company resigned their respective positions and Yin Mingshan, Michael J.A. Harrop and Alexander Chen became directors of the Registrant. The directors and executive officers of the Company, their ages, positions in the Company and the dates of their initial election or appointment as director or executive officer are as follows:

Name                          Age     Position                                           Director Since
----                          ---     --------                                           --------------
Yin Mingshan                  45      Chairman, Chief Executive Officer and              November 2001
                                      Director

Michael J.A. Harrop           56      President, Secretary and Director                  November 2001

Alexander Chen                56      Director                                           November 2001

YIN MINGSHAN, Chairman, Chief Executive Officer and Director -- Mr. Yin's experience includes his tenure with the China Technical Economics Research Association from 1990 to 1991, and formation of the Beijing MingHe Tech-trade Development Company in 1992. Mr. Yin formed Beijing MingHe Science and Technology Enterprise Group in 1995. Mr. Yin graduated from China's Tsinghua University in 1982. Mr. Yin completed a three year post-graduate in the economics program at China C.P. College.

MICHAEL J.A. HARROP, President, Secretary and Director -- Mr. Harrop has British and Swiss nationalities. He holds a degree from Cambridge University. After textile engineering studies at Paisley Polytechnic in Scotland, he worked for Coats-Viyella in Glasgow and Vienna, and then at age 23 joined DuPont's Geneva-based New Products market-development team for 11 years, covering Europe and Middle East, involved with landmark products such as Nomex, Kevlar, Teflon, Kapton, Tedlar. He built his own industrial company from 1980 to 1990, producing advanced composite parts for aircraft manufacturers (Airbus, Douglas, Boeing) and defense systems. Since the 1980 he is Chairman of Harrop, Lees, Brown & Co., active in engineering, merchant banking, and strategic consulting for private banking clients. He has participated in start-ups, angel groups, and ventures worldwide.

ALEXANDER CHEN, Director -- Mr. Chen was the co-founder of Beijing MingHe Tech-trade Development Company and as Vice-Manager he was responsible for day-to-day operations. Later, as the vice president of MingHe Group, Mr. Chen participated in the development of the Group's business plan and was responsible for its execution. Mr. Chen is a graduate of the Foreign Language Department, NanKai University, Tianjin in 1966 and until 1992 was a professor of Beijing Second Foreign Language University.

(b) Family Relationships. None.

(c) Involvement in Certain Legal Proceedings.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended March 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with, except that Yin Mingshan, Michael J.A. Harrop and Alexander Chen have not filed initial reports on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

(a) General

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries.

(b) Summary Compensation Table

                           Summary Compensation Table

                                                                        Annual Compensation
                                                              ---------------------------------------
                                                                                              (e)
                  (a)                          (b)              (c)          (d)         Other Annual
               Name And                     Year Ended        Salary        Bonus        Compensation
          Principal Position               December 31          ($)          ($)              ($)
          ------------------               -----------        ------        -----        ------------

Yin Mingshan, CEO                              2001             $0            $0              $0
                                               2000             $0            $0              $0
                                               1999             $0            $0              $0


                                                          Long Term Compensation
                                               ---------------------------------------------
                                                           Awards                Payouts
                                               ----------------------------- ---------------
                 (a)                   (b)           (f)             (g)             (h)             (i)
                                      Year       Restricted
                                      Ended         Stock           Shares          LTIP          All Other
               Name And              December      Award(s)       Underlying       Payouts      Compensation
          Principal Position            31           ($)            Options          ($)             ($)
          ------------------         --------    ----------       ----------       -------      ------------

Yin Mingshan, CEO                     2001           $0              $0              $0              $0
                                      2000           $0              $0              $0              $0
                                      1999           $0              $0              $0              $0

(c) Option/SAR Grants in Last Fiscal Year

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year 2001.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no stock options were exercised by the Company's executive officers during fiscal year 2001.

(e) Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year 2001.

(f) Compensation of Directors

The Company did not pay any compensation to its directors for service provided as a director during fiscal year 2001. There are no formal or informal understandings or arrangements relating to compensation. However, the Company's directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

(g) Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

The Company's board of directors has complete discretion as to the appropriateness of:

         (a)      key-man life insurance;

         (b)      officer and director liability insurance;

         (c) employment contracts with and compensation of executive officers and directors;

         (d)      indemnification contracts; and

         (e)      incentive plans to award executive officers and key employees.

The Company's board of directors is responsible for reviewing and determining the annual salary and other compensation of its executive officers and key employees. The Company's goals are to align compensation with business objectives and performance and to attract, retain, and reward executive officers and other key employees who contribute to the long-term success of the Company In the future, executive compensation may include, without limitation, cash bonuses, stock option grants, and stock reward grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 12, 2002, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                                      Amount and Nature of
Name and Address of Beneficial Owner (1)            Beneficial Ownership (2)          Percent of Class (2)
----------------------------------------            ------------------------          --------------------

Yin Mingshan(3)                                                    0                              0%

Michael J.A. Harrop                                                0                              0%

Alexander Chen                                                     0                              0%

Cheryl Harper(4)                                           1,745,000                          19.12%

Includes all officers and directors of the
Company as a group (3 persons)                                     0                              0%
                                                          ----------                         ------
                                                           1,745,000                          19.12%
                                                          ==========                         ======

----------

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named. The address of each person is 94 Rue de Lausanne, CH1202, Geneva, Switzerland.

(2) Based upon 9,126,000 shares outstanding at August 12, 2002, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3) At the closing of the Acquisition Agreement, Mr. Mingshan will be issued 30,000,000 shares of the Company's restricted common stock, resulting in Mr. Mingshan's ownership of 76.68% of the Company's outstanding common stock.

(4) Ms. Harper's address is 757 Hastings Street West, Suite 141, Vancouver, B.C., Canada V6C 1A1. Ms. Harper's beneficial ownership includes 100,000 shares owned by her husband.

*        Constitutes less than 1% of outstanding.

         All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number                  Description

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

  2.5 Termination Agreement between the Registrant and Beijing MingHe-Han Science and Technology Co., Ltd., dated April 8, 2002(Incorporated by reference to Exhibit 2.5 of the current report on Form 8-K filed April 11, 2002.)

  2.6 Acquisition Agreement between the Registrant and The MingHe Group dated April 8, 2002 (Incorporated by reference to Exhibit 2.6 of the current report on Form 8-K filed April 11, 2002.)

  4.1 Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered (Incorporated by reference to the Registrant's registration statement on Form 10-SB, filed August 14, 2000).

  4.2 By-laws, as currently in effect, which define the rights of holders of the equity securities being registered (Incorporated by reference to the Registrant's registration statement on Form 10-SB, filed August 14,
                        2000).

(b) Reports on Form 8-K

On April 11, 2002, the Company filed a current report on Form 8-K On April 8, 2002 disclosing that the Company and Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") mutually agreed to terminate the agreement to purchase the assets of MingHe-Han, as was described in the Company's Form 8-K/A filed February 19, 2002. The Company also disclosed that the Company and The MingHe Group ("MingHe"), a Chinese corporation which operates a construction business in Mainland China, entered into an Acquisition Agreement wherein the Registrant will acquire the entire construction business of MingHe, in exchange for 30,000,000 shares of common stock of the Registrant, to be issued to Yin Mingshan, the sole shareholder of MingHe and an officer and director of the Registrant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2002.

                           JUPITER ENTERPRISES, INC.

                               By:    /s/ Yin Mingshan
                                      -----------------------------------------
                               Yin Mingshan, Chief Executive Officer


                               By:    /s/ Alexander Chen
                                      -----------------------------------------
                               Alexander Chen, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By:    /s/ Yin Mingshan
                                       ----------------------------------------
                                Yin Mingshan, CEO and Director

                                Date:  August 14, 2002

                                By:    /s/ Michael J.A. Harrop
                                       ----------------------------------------
                                Michael J.A. Harrop, President, Secretary
                                and Director

                                Date:  August 14, 2002

                                By:    /s/ Alexander Chen
                                       ----------------------------------------
                                Alexander Chen, Treasurer and Director

                                Date:  August 14, 2002


                                  CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as an officer of Jupiter Enterprises, Inc. ("Jupiter"), that, to his knowledge, the Quarterly Report of Jupiter on Form 10-KSB for the year ended March 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


                                By:    /s/ Yin Mingshan
                                       ----------------------------------------
                                Yin Mingshan, Chief Executive Officer


                                By:    /s/ Alexander Chen
                                       ----------------------------------------
                                Alexander Chen, Chief Financial Officer


DATE:  August 14, 2002