Form 10QSB
period 2002-06-30
JUPITER ENTERPRISES INC
filed 2002-08-20
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to ______________

                        Commission file number: 001-16063

                            JUPITER ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


           NEVADA                                          98-0208667
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2002, the issuer had 9,126,000 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                                        F-2

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.                                                2

PART II - OTHER INFORMATION                                                             3

SIGNATURES                                                                              5

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                    JUNE 30, 2002 (UNAUDITED) AND MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                             JUNE 30,
                                                                                 2002           March 31,
ASSETS                                                                    (Unaudited)                2002
                                                                         ------------        ------------

   Other assets:
    Deferred charges                                                           56,519              42,479
                                                                         ------------        ------------
      Total other assets                                                       56,519              42,479
                                                                         ------------        ------------
      Total assets                                                       $     56,519        $     42,479
                                                                         ============        ============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                $    101,769        $     73,590
    Due to related parties                                                     42,280              33,326
                                                                         ------------        ------------
      Total current liabilities                                               144,049             106,916
                                                                         ------------        ------------

      Total liabilities                                                       144,049             106,916
                                                                         ------------        ------------

  Commitments and contingencies                                                    --                  --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     9,126,000 shares issued and outstanding                                    9,126               9,126
  Capital in excess of par value                                               32,134              32,134
  Deficit accumulated during the development stage                           (128,790)           (105,697)
                                                                         ------------        ------------
      Total stockholders' equity                                              (87,530)            (64,437)
                                                                         ------------        ------------
      Total liabilities and stockholders' equity                         $     56,519        $     42,479
                                                                         ============        ============

The accompanying notes are an integral part of these statements.

                                                       JUPITER ENTERPRISES, INC.
                                                (A development stage enterprise)
                                        Statements of Loss For The Periods Ended
                                                          June 30, 2002 and 2001
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                             Inception,
                                                         March 12, 1999
                                                                through             Quarter Ended June 30,
                                                               June 30,        --------------------------------
                                                                   2002                2002                2001
                                                         --------------        ------------        ------------

Revenues                                                   $         --        $         --        $         --
                                                           ------------        ------------        ------------

General and administrative expenses:
  Other administrative expenses                                 128,625              22,988               5,601
                                                           ------------        ------------        ------------
    Total operating expenses                                    128,625              22,988               5,601
                                                           ------------        ------------        ------------
    (Loss) before taxes                                        (128,625)            (22,988)             (5,601)
                                                           ------------        ------------        ------------

Other income (expense):
  Other income                                                       --                  --                  --
  Interest expense                                                 (165)               (105)                 --
                                                           ------------        ------------        ------------
    Total other income (expense)                                   (165)               (105)                 --
                                                           ------------        ------------        ------------

Provision (credit) for taxes on income:
  Current                                                            --                  --                  --
  Deferred                                                           --                  --                  --
                                                           ------------        ------------        ------------
    Total provision (credit) for taxes on income                     --                  --                  --
                                                           ------------        ------------        ------------
     Net (loss)                                            $   (128,790)       $    (23,093)       $     (5,601)
                                                           ============        ============        ============

Basic earnings (loss) per common share                                         $      (0.00)       $      (0.00)
                                                                               ============        ============

Weighted average number of shares outstanding                                     9,126,000           3,042,000
                                                                               ============        ============

The accompanying notes are an integral part of these statements.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                          JUNE 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     INCEPTION,
                                                                 MARCH 12, 1999
                                                                        THROUGH         THREE MONTHS ENDED JUNE 30,
                                                                       JUNE 30,        ------------------------------
                                                                           2002               2002               2001
                                                                 --------------        -----------        -----------

 Cash flows from operating activities:
  Net (loss)                                                        $  (128,790)       $   (23,093)       $    (5,601)

 Adjustments to reconcile net (loss) to cash
   provided (used) by developmental stage activities:
     Decrease (increase) in prepaid expenses                                 --                 --                148
     (Decrease) increase in accounts payable                            101,769             28,179               (319)
                                                                    -----------        -----------        -----------
       Net cash flows from operating activities                         (27,021)             5,086             (5,772)
                                                                    -----------        -----------        -----------

 Cash flows from investing activities:
   Increase in deferred charges                                         (56,519)           (14,040)                --
                                                                    -----------        -----------        -----------
       Net cash flows from investing activities                         (56,519)           (14,040)                --
                                                                    -----------        -----------        -----------

 Cash flows from financing activities:
   Advances from related parties                                         42,280              8,954              7,000
   Proceeds from sale of common stock                                    41,260                 --                 --
   Change in stock subscription held in trust                                --                 --                 --
                                                                    -----------        -----------        -----------
       Net cash flows from financing activities                          83,540              8,954              7,000
                                                                    -----------        -----------        -----------

       Net increase (decrease) in cash and equivalents                       --                 --              1,228

 Cash and equivalents, beginning of period                                   --                 --                100
                                                                    -----------        -----------        -----------
 Cash and equivalents, end of period                                $        --        $        --        $     1,328
                                                                    ===========        ===========        ===========

 Supplemental cash flow disclosures:
   Cash paid for interest                                           $        60        $        --        $        --
   Cash paid for income taxes                                                --                 --                 --

The accompanying notes are an integral part of these statements.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2002
--------------------------------------------------------------------------------

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2002. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ended March 31, 2003.

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

NOTE 2 - FORWARD STOCK SPLIT:

On December 10, 2001, the Company completed a 3 for 1 forward stock split whereby three shares of the Corporation's $0.001 par value common stock outstanding were issued for every one share outstanding. The split has been retroactively reflected in the accompanying financial statements.

NOTE 3 - ACQUISITION AGREEMENT WITH BEIJING MINGHE-HAN SCIENCE AND TECHNOLOGY CO., LTD.:

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

NOTE  4 - UNCERTAINTY, GOING CONCERN:

At June 30, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2002), is seeking to acquire certain assets as described in Note 3, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2002
--------------------------------------------------------------------------------

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

Jupiter Enterprises, Inc. ("the Company") has generated no revenues in the cumulative period from inception through the quarter ended June 30, 2002. The Company has not developed any products or provided any services.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - None.

(a)      Exhibits:

      Exhibit No.          Description
      -----------          -----------
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

        2.5                Termination Agreement between the Registrant and
                           Beijing MingHe-Han Science and Technology Co., Ltd., dated April 8, 2002 (Incorporated by reference to Exhibit 2.5 of the current report on Form 8-K filed
                           April 11, 2002.)

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

(b)  Reports on Form 8-K

On April 11, 2002, the Company filed a current report on Form 8-K disclosing that on April 8, 2002 the Company and Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") mutually agreed to terminate the agreement to purchase the assets of MingHe-Han, as described in the Company's Form 8-K/A filed February 19, 2002. The Company also disclosed that the Company and The MingHe Group ("MingHe"), a Chinese corporation which operates a construction business in Mainland China, entered into an Acquisition Agreement wherein the Company will acquire the entire construction business of MingHe, in exchange for 30,000,000 shares of common stock of the Company, to be issued to Yin Mingshan, the sole shareholder of MingHe and an officer and director of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          JUPITER ENTERPRISES, INC.


                                          By: /s/ Michael J.A. Harrop
                                              ---------------------------------
                                              Michael J.A. Harrop, President,
                                              Secretary and Director


Date: August 19, 2002

                                  CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies, in his capacity as an officer of Jupiter Enterprises, Inc. ("Jupiter"), that, to his knowledge, the Quarterly Report of Jupiter on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


                         By: /s/ Yin Mingshan
                             --------------------------------------------------
                             Yin Mingshan, Chief Executive Officer


                         By: /s/ Alexander Chen
                             --------------------------------------------------
                         Alexander Chen, Chief Financial and Accounting Officer


DATE:  August 19, 2002