Form 10QSB
period 2002-09-30
JUPITER ENTERPRISES INC
filed 2002-11-18
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to ________________
                        Commission file number: 001-16063

                            JUPITER ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                             NEVADA                                                         98-0208667
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)


                 94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-41-22-9000000
                           ---------------------------
                           (issuer's telephone number)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2002, the issuer had 478,301 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.                                                          F-1

         ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.                                                  1

         ITEM 3.  CONTROLS AND PROCEDURES.                                                         1

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.                                                               2

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                       2

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                 2

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.                           2

         ITEM 5.  OTHER INFORMATION.                                                               2

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                2


SIGNATURES                                                                                         3

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                  SEPTEMBER 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------




ASSETS
   Other assets:
    Deferred charges                                                   $  57,509
                                                                       ---------
      Total other assets                                                  57,509
                                                                       ---------
      Total assets                                                     $  57,509
                                                                       =========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                              $ 113,691
    Due to related parties                                                64,309
                                                                       ---------
      Total current liabilities                                          178,000
                                                                       ---------

      Total liabilities                                                  178,000
                                                                       ---------

  Commitments and contingencies                                             --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     9,566,000 shares issued and outstanding                               9,566
  Capital in excess of par value                                          32,134
  Deficit accumulated during the development stage                      (162,191)
                                                                       ---------
      Total stockholders' equity                                        (120,491)
                                                                       ---------
      Total liabilities and stockholders' equity                       $  57,509
                                                                       =========


The accompanying notes are an integral part of these statements.             F-1

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                     SEPTEMBER 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                       INCEPTION,
                                                     MARCH 12, 1999
                                                         THROUGH           SIX MONTHS ENDED SEPTEMBER 30,
                                                      SEPTEMBER 30,       -------------------------------
                                                          2002               2002                 2001
                                                     --------------       -----------         -----------
Revenues                                                $    --           $      --           $      --
                                                        ---------         -----------         -----------

General and administrative expenses:
  Other administrative expenses                           162,231              56,494              10,611
                                                        ---------         -----------         -----------
    Total operating expenses                              162,231              56,494              10,611
                                                        ---------         -----------         -----------
    (Loss) before taxes                                  (162,231)            (56,494)            (10,611)
                                                        ---------         -----------         -----------

Other income (expense):
  Other income                                               --                  --                  --
  Interest expense                                            (60)               --                   (29)
                                                        ---------         -----------         -----------
    Total other income (expense)                              (60)               --                   (29)
                                                        ---------         -----------         -----------

Provision (credit) for taxes on income:
  Current                                                    --                  --                  --
  Deferred                                                   --                  --                  --
                                                        ---------         -----------         -----------
    Total provision (credit) for taxes on income             --                  --                  --
                                                        ---------         -----------         -----------
     Net (loss)                                         $(162,291)        $   (56,494)        $   (10,640)
                                                        =========         ===========         ===========

Basic earnings (loss) per common share                                    $     (0.01)        $     (0.00)
                                                                          ===========         ===========

Weighted average number of shares outstanding                               9,186,109           9,126,000
                                                                          ===========         ===========


The accompanying notes are an integral part of these statements.             F-2

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                     SEPTEMBER 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                          QUARTER ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                           2002                2001
                                                        -----------         -----------
Revenues                                                $      --           $      --
                                                        -----------         -----------

General and administrative expenses:
  Other administrative expenses                              33,401               5,010
                                                        -----------         -----------
    Total operating expenses                                 33,401               5,010
                                                        -----------         -----------
    (Loss) before taxes                                     (33,401)             (5,010)
                                                        -----------         -----------

Other income (expense):
  Other income                                                 --                  --
  Interest expense                                             --                   (29)
                                                        -----------         -----------
    Total other income (expense)                               --                   (29)
                                                        -----------         -----------

Provision (credit) for taxes on income:
  Current                                                      --                  --
  Deferred                                                     --                  --
                                                        -----------         -----------
    Total provision (credit) for taxes on income               --                  --
                                                        -----------         -----------
     Net (loss)                                         $   (33,401)        $    (5,039)
                                                        ===========         ===========

Basic earnings (loss) per common share                  $     (0.00)        $     (0.00)
                                                        ===========         ===========

Weighted average number of shares outstanding             9,245,565           9,126,000
                                                        ===========         ===========



The accompanying notes are an integral part of these statements.             F-3

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                     SEPTEMBER 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                            INCEPTION,
                                                          MARCH 12, 1999              SIX MONTHS
                                                              THROUGH             ENDED SEPTEMBER 30,
                                                           SEPTEMBER 30,       -------------------------
                                                               2002              2002             2001
                                                             ---------         --------         --------
Cash flows from operating activities:
 Net (loss)                                                  $(162,191)        $(56,494)        $(10,640)

Adjustments to reconcile net (loss) to cash
  provided (used) by developmental stage activities:              --
    Decrease (increase) in prepaid expenses                       --               --                148
    (Decrease) increase in accounts payable                    113,691           40,101           (3,360)
                                                             ---------         --------         --------
      Net cash flows from operating activities                 (48,500)         (16,393)         (13,852)
                                                             ---------         --------         --------

Cash flows from investing activities:
  Increase in deferred charges                                 (57,509)         (15,030)            --
                                                             ---------         --------         --------
      Net cash flows from investing activities                 (57,509)         (15,030)            --
                                                             ---------         --------         --------

Cash flows from financing activities:
  Advances from related parties                                 64,309           30,983           13,941
  Proceeds from sale of common stock                            41,700              440             --
  Change in stock subscription held in trust                      --               --               --
                                                             ---------         --------         --------
      Net cash flows from financing activities                    --             31,423           13,941
                                                             ---------         --------         --------


      Net increase (decrease) in cash and equivalents             --               --                 89


Cash and equivalents, beginning of period                         --               --                100
                                                             ---------         --------         --------
Cash and equivalents, end of period                          $    --           $   --           $    189
                                                             =========         ========         ========

Supplemental cash flow disclosures:
  Cash paid for interest                                     $      60         $   --           $     29

  Cash paid for income taxes                                      --               --               --


The accompanying notes are an integral part of these statements.             F-4

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                     SEPTEMBER 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                        QUARTER ENDED
                                                                                        SEPTEMBER 30,
                                                                                   ------------------------
                                                                                     2002            2001
                                                                                   --------         -------
 Cash flows from operating activities:
  Net (loss)                                                                       $(33,401)        $(5,039)

 Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
     Changes in current assets and liabilities:
     Prepaid expenses                                                                11,922          (3,041)
     Accounts payable and accrued expenses                                             --             6,941
                                                                                   --------         -------
     Net cash flows from operating activities                                       (21,479)         (1,139)
                                                                                   --------         -------

 Cash flows from investing activities:
 Increase in deferred charges                                                          (990)           --
                                                                                   --------         -------
    Net cash flows from investing activities                                           (990)           --
                                                                                   --------         -------

 Cash flows from financing activities:
   Notes and advances from related parties                                           22,029            --
   Proceeds from sale of common stock                                                   440            --
                                                                                   --------         -------
   Net cash flows from financing activities                                          22,469            --
                                                                                   --------         -------

       Net increase (decrease) in cash and equivalents                                 --            (1,139)

 Cash and equivalents, beginning of period                                             --             1,328
                                                                                   --------         -------
 Cash and equivalents, end of period                                               $   --           $   189
                                                                                   ========         =======

 Supplemental cash flow disclosures:
   Cash paid for interest                                                          $   --           $    29
   Cash paid for income taxes                                                          --              --


The accompanying notes are an integral part of these statements.             F-5

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2002
--------------------------------------------------------------------------------




The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2002. Operating results for the six months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ended March 31, 2003.

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

NOTE 3 - SUBSEQUENT EVENTS - REVERSE STOCK SPLIT:

Effective October 21, 2002 the Company effected a 1 for 20 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 20 formerly held.

NOTE 4 - ACQUISITION AGREEMENT WITH BEIJING MINGHE-HAN SCIENCE AND TECHNOLOGY CO., LTD.:

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

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2002
--------------------------------------------------------------------------------




NOTE  5 - UNCERTAINTY, GOING CONCERN:

At September 30, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2002), is seeking to acquire certain assets as described in Note 4, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Jupiter Enterprises, Inc. ("the Company") has generated no revenues in the cumulative period from inception through the quarter ended September 30, 2002. The Company has not developed any products or provided any services.

On April 8, 2002, the Company and The MingHe Group ("MingHe"), a Chinese corporation which operates a construction business in Mainland China, entered into an Acquisition Agreement wherein the Company will acquire the entire construction business of MingHe, in exchange for 30,000,000 shares of common stock of the Company. The Company was not able to complete the transaction as originally agreed, and is in the process of restructuring the transaction. The Company plans to issue 3,500,000 million shares of its restricted common stock to repay approximately $300,000 USD in debt incurred by Beijing MingHe-Han Science and Technology Co., Ltd. since November 15, 2001 for the formation and development of the business venture, but has not reached definitive agreement regarding the same.

On October 21, 2002, the Company completed a 20-for-1 reverse-split of its common stock, such that one new share of common stock is to be issued for each twenty shares outstanding.

On October 24, 2002, the Company announced that it acquired the joint venture rights to an 800 unit log home real estate development project from Beijing MingHe-Han Science & Technology Co., Ltd. The "Olympia Villas" development is located in the district of Shunyi, Beijing City. The Company plans to develop the project with state owned Beijing Shunyi Dalong Chengxiang Construction Development Corporation.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

1. On September 5, 2002, the Company's Board of Directors authorized the issuance of 440,000 shares of the Company's restricted common stock to Mirador Consulting, Inc. ("Mirador"), pursuant to the Consulting Agreement dated September 5, 2002 by and between the Company and Mirador. The Company believes that this transaction was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

2. On October 7, 2002, the Company's Board of Directors authorized a 20-for-1 reverse-split of the Company's common stock, such that one new share of common stock is to be issued for each twenty shares outstanding. The reverse-split was effective at the close of business on October 21, 2002. The number of shares the Company is authorized to issue was reduced from 100,000,000 to 5,000,000. The Company's ticker symbol also changed from "JPEN" to "JPTR."



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

             2.5                    Termination Agreement between the Company and Beijing MingHe-Han Science and
                                    Technology Co., Ltd., dated April 8, 2002 (Incorporated by reference to
                                    Exhibit 2.5 of the current report on Form 8-K filed April 11, 2002.)

             2.6                    Acquisition Agreement between the Company and The MingHe Group dated April 8, 2002
                                    (Incorporated by reference to Exhibit 2.6 of the current report on Form 8-K filed
                                    April 11, 2002.)

             3.1                    Articles of Incorporation, as currently in effect, which define the rights of holders of the equity securities being registered  (Incorporated by reference to  the Company's registration statement on Form 10-SB, filed August 14, 2000).

         Exhibit No.                Description
         -----------                -----------
             3.2                    By-laws, as currently in effect, which define the rights of holders of the equity securities being registered (Incorporated  by  reference to the
                                    Company's registration statement on Form 10-SB,  filed August 14, 2000).

            10.1                    Jupiter Enterprises, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8, filed
                                    April 14, 2002).



(b)  Reports on Form 8-K

none.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 JUPITER ENTERPRISES, INC.


                                                 By: /s/ Michael J.A. Harrop
                                                    ----------------------------
                                                 Michael J.A. Harrop, President,
                                                 Secretary and Director


Date: November 18, 2002

                            SECTION 906 CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies, in his capacity as an officer of Jupiter Enterprises, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


                          By: /s/ Yin Mingshan
                             ---------------------------------------------------
                          Yin Mingshan, Chief Executive Officer


                          By: /s/ Alexander Chen
                             ---------------------------------------------------
                          Alexander Chen, Chief Financial and Accounting Officer


DATE:  November 18, 2002

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Yin Mingshan, Chief Executive Officer of Jupiter Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Jupiter Enterprises, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002



/s/ Yin Mingshan
--------------------------------------
Yin Mingshan,  Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Alexander Chen, Chief Financial Officer of Jupiter Enterprises, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Jupiter Enterprises, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002



/s/ Alexander Chen
---------------------------------------
Alexander Chen, Chief Financial Officer