Form 10QSB
period 2002-12-31
JUPITER ENTERPRISES INC
filed 2003-02-27
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2002

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from                to
                                           --------------    -------------

                               Commission file number: 001-16063



                            JUPITER ENTERPRISES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)




        NEVADA                                          98-0208667
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)




                 94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND
-------------------------------------------------------------------------------
                    (Address of principal executive offices)




                                011-41-22-9000000
                        ---------------------------------
                           (issuer's telephone number)




-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 25, 2003, the issuer had 478,308 shares of common stock, $0.001 par value, outstanding.

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

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEET
                                                              DECEMBER 31, 2002
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


ASSETS
   Current assets                                                 $      --
                                                                  ---------
      Total assets                                                $      --
                                                                  =========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                         $ 122,525
    Due to related parties                                           67,824
                                                                  ---------
      Total current liabilities                                     190,349
                                                                  ---------

      Total liabilities                                             190,349
                                                                  ---------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 5,000,000 shares authorized,
     478,308 shares issued and outstanding                              478
  Capital in excess of par value                                     41,222
  Deficit accumulated during the development stage                 (232,049)
                                                                  ---------
      Total stockholders' equity                                   (190,349)
                                                                  ---------
      Total liabilities and stockholders' equity                  $      --
                                                                  =========





The accompanying notes are an integral part of these statements.            F-1

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                     DECEMBER 31, 2002 AND 2001
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

                                                        INCEPTION,
                                                      MARCH 12, 1999
                                                         THROUGH          NINE MONTHS ENDED DECEMBER 31,
                                                       DECEMBER 31,       ------------------------------
                                                           2002               2002              2001
                                                      --------------      ------------      ------------
Revenues                                              $           --      $         --      $         --
                                                      --------------      ------------      ------------

General and administrative expenses                          174,480            68,843            19,659
                                                      --------------      ------------      ------------
    Operating income (loss)                                 (174,480)          (68,843)          (19,659)
                                                      --------------      ------------      ------------

Other income (expense):
  Expenses in connection with abandoned acquisition          (57,509)          (57,509)               --
  Interest expense                                               (60)               --               (58)
                                                      --------------      ------------      ------------

    Total other income (expense)                             (57,569)          (57,509)              (58)
                                                      --------------      ------------      ------------
    Income (loss) before taxes on income                    (232,049)         (126,352)          (19,717)
                                                      --------------      ------------      ------------

Provision (credit) for taxes on income                            --                --                --
                                                      --------------      ------------      ------------
     Net (loss)                                       $     (232,049)     $   (126,352)     $    (19,717)
                                                      ==============      ============      ============

Basic earnings (loss) per common share                                    $      (0.27)     $      (0.04)
                                                                          ============      ============

Weighted average number of shares outstanding                                  465,662           456,300
                                                                          ============      ============



The accompanying notes are an integral part of these statements.            F-2

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                     DECEMBER 31, 2002 AND 2001
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------


                                                          QUARTER ENDED DECEMBER 31,
                                                        ------------------------------
                                                            2002              2001
                                                        ------------      ------------

Revenues                                                $         --      $         --
                                                        ------------      ------------

General and administrative expenses                           12,349             9,106
                                                        ------------      ------------
    Operating income (loss)                                  (12,349)           (9,106)
                                                        ------------      ------------

Other income (expense):
  Expenses in connection with abandoned acquisition          (57,509)               --
  Interest expense                                                --                29
                                                        ------------      ------------
    Total other income (expense)                             (57,509)               29
                                                        ------------      ------------
    Income (loss) before taxes on income                     (69,858)           (9,077)
                                                        ------------      ------------

Provision (credit) for taxes on income                            --                --
                                                        ------------      ------------
     Net (loss)                                         $    (69,858)     $     (9,077)
                                                        ============      ============

Basic earnings (loss) per common share                  $      (0.15)     $      (0.02)
                                                        ============      ============

Weighted average number of shares outstanding                478,306           456,300
                                                        ============      ============


The accompanying notes are an integral part of these statements.            F-3

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                 STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                     DECEMBER 31, 2002 AND 2001
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------

                                                          INCEPTION,
                                                        MARCH 12, 1999
                                                           THROUGH          NINE MONTHS ENDED DECEMBER 31,
                                                         DECEMBER 31,       ------------------------------
                                                             2002               2002              2001
                                                        --------------      ------------      ------------
Cash flows from operating activities:
 Net (loss)                                             $     (232,049)     $   (126,352)     $    (19,717)

 Adjustments to reconcile net (loss) to cash
  provided (used) by developmental stage activities:
    Decrease (increase) in prepaid expenses                         --                --               148
    (Decrease) increase in accounts payable                    122,525            48,935            (1,667)
                                                        --------------      ------------      ------------
       Net cash flows from operating activities               (109,524)          (77,417)          (21,236)
                                                        --------------      ------------      ------------

Cash flows from investing activities:
  (Increase) in deferred charges                               (57,509)          (15,030)               --
  Abandoned acquisition costs                                   57,509            57,509                --
  Decrease (increase) in website development costs                  --                --             1,000
                                                        --------------      ------------      ------------
     Net cash flows from investing activities                       --            42,479             1,000
                                                        --------------      ------------      ------------

Cash flows from financing activities:
  Advances from related parties                                 67,824            34,498            20,136
  Proceeds from sale of common stock                            41,260                --                --
  Common stock issued for services                                 440               440                --
                                                        --------------      ------------      ------------
      Net cash flows from financing activities                 109,524            34,938            20,136
                                                        --------------      ------------      ------------

      Net increase (decrease) in cash and equivalents               --                --              (100)

Cash and equivalents, beginning of period                           --                --               100
                                                        --------------      ------------      ------------
Cash and equivalents, end of period                     $           --      $         --      $         --
                                                        ==============      ============      ============

Supplemental cash flow disclosures:
  Cash paid for interest                                $           60      $         --      $         --
  Cash paid for income taxes                                        --                --                --


The accompanying notes are an integral part of these statements.            F-4

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                 STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                     DECEMBER 31, 2002 AND 2001
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------



                                                                              QUARTER ENDED DECEMBER 31,
                                                                              --------------------------
                                                                                 2002           2001
                                                                               ---------      ---------
Cash flows from operating activities:
 Net (loss)                                                                    $ (69,858)     $  (9,077)

 Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
    Changes in current assets and liabilities:
    Accounts payable and accrued expenses                                          8,834          1,693
                                                                               ---------      ---------
    Net cash flows from operating activities                                     (61,024)        (7,384)
                                                                               ---------      ---------

Cash flows from investing activities:
 Abandoned acquisition costs                                                      57,509             --
 Decrease (increase) in website development costs                                     --          1,000
                                                                               ---------      ---------
   Net cash flows from investing activities                                       57,509          1,000
                                                                               ---------      ---------

Cash flows from financing activities:
  Advances from related parties                                                    3,515          6,195
                                                                               ---------      ---------
  Net cash flows from financing activities                                         3,515          6,195
                                                                               ---------      ---------

      Net increase (decrease) in cash and equivalents                                 --           (189)

Cash and equivalents, beginning of period                                             --            189
                                                                               ---------      ---------
Cash and equivalents, end of period                                            $      --      $      --
                                                                               =========      =========

Supplemental cash flow disclosures:
  Cash paid for interest                                                       $      --      $      29
  Cash paid for income taxes                                                          --             --


The accompanying notes are an integral part of these statements.            F-5

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 2002
-------------------------------------------------------------------------------





The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2002. Operating results for the nine months ended December 31, 2002, are not necessarily indicative of the results that can be expected for the year ended March 31, 2003.

NOTE 1 - DEVELOPMENT STAGE ACTIVITIES:
The Company continues to be a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. As explained below, the Company entered into an agreement in February, 2002 with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. Accordingly, the Company will continue to be in the development stage until such time as it acquires or starts an ongoing business enterprise.

NOTE 2 - CAPITAL STOCK:
Effective October 21, 2002 the Company effected a 1 for 20 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 20 formerly held. The reverse split has been retroactively reflected in the accompanying financial statements.

NOTE 3 - TERMINATION OF AGREEMENT WITH BEIJING MINGHE-HAN SCIENCE AND TECHNOLOGY CO., LTD.: In February, 2002, the Company entered into an agreement to acquire certain operating assets, including a fabrication plant, land and buildings in the Shunyi District, Beijing, Peoples' Republic of China, from Beijing MingHe-Han Science and Technology Co., Ltd. ("MHST"), a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. The consideration was to be 30,000,000 shares of post-split shares. This agreement was terminated on January 31, 2003. As a result of the termination, deferred charges in the amount of $57,509 related to the intended acquisition have been expensed in the current period. The deferred charges consisted of legal and accounting fees.

In connection with the termination of the MHST agreement, the Company agreed on January 31, 2003 to issue 675,000 of its restricted common stock to Harper & Harper, Ltd. ("H&H"), a Niue Corporation, for the right to acquire a controlling interest in Beijing Bluesky Kspan Steel Construction Company, Ltd., at a price to be determined later.

                                                      JUPITER ENTERPRISES, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 2002
-------------------------------------------------------------------------------




NOTE  4 - UNCERTAINTY, GOING CONCERN:
At December 31, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2002), is seeking to acquire certain assets as described in Note 5, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jupiter Enterprises, Inc. (the "Company") has generated no revenues in the cumulative period from inception through the quarter ended December 31, 2002. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

On April 8, 2002, the Company and The MingHe Group ("MingHe"), a Chinese corporation which operates a construction business in Mainland China, entered into an Acquisition Agreement wherein the Company was to acquire the entire construction business of MingHe, in exchange for 30,000,000 shares of common stock of the Company. The Company was not able to complete the transaction as originally agreed, and no shares were issued.

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also agreed to issue 675,000 shares of its restricted common stock to be issued to Harper & Harper, Ltd ("H&H") in exchange for the right to acquire a controlling interest in Beijing Bluesky Kspan Steel Constitution Company Ltd. As of the date of this report, the shares have not been issued to H&H. Upon issuance of the 675,000 shares to H&H, H&H will hold a controlling interest in the Company.

The Company is in need of funding. There can be no assurance that financing will be available when needed or on terms acceptable to the Company.

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

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION

1. In January 2003, the Company terminated its agreement to acquire The MingHe Group.

2. Effective December 31, 2002, Yin Mingshan resigned as the Company's Chief Executive Officer and as a director.

3. In January 2003, the Company agreed to issue 675,000 shares of its restricted common stock to Harper & Harper, Ltd. ("H&H") in exchange for the right to acquire a controlling interest in Beijing Blusky Kspan Steel Constitution Company, Ltd., a Chinese corporation. Upon issuance of the 675,000 shares to H&H, H&H will hold a controlling interest in the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - None.

(a)      Exhibits:

         Exhibit No.                Description

                2.6 Acquisition Agreement between the Company and The MingHe Group dated April 8, 2002 (Incorporated by reference to Exhibit 2.6 of the current report on Form 8-K filed April 11, 2002.)

                2.7 Termination Agreement by and among the Company, The MingHe Group and Yin Mingshan dated January 31, 2003 (filed herewith).

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


                                   JUPITER ENTERPRISES, INC.

                                   By:      /s/ Michael J. A. Harrop
                                      ------------------------------------------
                                   Michael J.A. Harrop, Chief Executive Officer, President, Secretary and Director


Date: February 26, 2003

                            SECTION 906 CERTIFICATION

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies, in his capacity as an officer of Jupiter Enterprises, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.




                                   By:      /s/ Michael J. A. Harrop
                                      ------------------------------------------
                                   Michael J.A. Harrop, Chief Executive Officer




                                   By:      /s/ Alexander Chen
                                      ------------------------------------------
                                   Alexander Chen, Chief Financial and
                                   Accounting Officer


DATE:  February 26, 2003

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Michael J.A. Harrop, Chief Executive Officer of Jupiter Enterprises, Inc., certify that:

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

February 26, 2003


/s/ Michael J. A. Harrop
-------------------------
Michael J.A. Harrop, Chief Executive Officer

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

February 26, 2003


/s/ Alexander Chen
-----------------------
Alexander Chen, Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibit No.                Description
         -----------                -----------
                2.6                 Acquisition Agreement between the Company
                                    and The MingHe Group dated April 8, 2002
                                    (Incorporated by reference to Exhibit 2.6 of
                                    the current report on Form 8-K filed April
                                    11, 2002.)

                2.7                 Termination Agreement by and among the
                                    Company, The MingHe Group and Yin Mingshan dated January 31, 2003 (filed herewith).

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
