Form 10KSB
period 2003-03-31
JUPITER ENTERPRISES INC
filed 2003-07-14
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                    For the fiscal year ended March 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from: ______________ to ______________

                        Commission file number: 001-16063

                            JUPITER ENTERPRISES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            NEVADA                                               98-0208667
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                 94 Rue de Lausanne, CH1202, Geneva, Switzerland
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

As of July 9, 2003, the aggregate market value of the voting stock held by non-affiliates, approximately 416.058 of shares of Common Stock, was approximately $104,015 based on an average of the bid and ask prices of approximately $.25 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of July 9, 2003 was 1,178,308 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Jupiter Enterprises, Inc. (the "Company") was incorporated on March 12, 1999 in the State of Nevada. The Company was formed to operate a direct sales marketing business to sell and distribute its own brand of natural health products via the Internet. The Company abandoned this business plan and never undertook operations.

On November 28, 2001, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. (MHST) and certain shareholders of MHST. Pursuant to the Agreement, the Company obtained 100% of the shares of MHST in exchange for 10,000,000 shares of common stock of the Company.

In February 2002, the transaction was restructured whereby, in lieu of acquiring MHST as a wholly-owned subsidiary, the Company would acquire only certain assets of MHST for the same consideration. In April 2002, the transaction with MHST was mutually terminated. All shares of common stock of the Company that were issued to the original MHST shareholders pursuant to the original Reorganization Agreement dated November 28, 2001 were canceled and returned to treasury of the Company. The resignation of the former officers and directors of the Company, and the appointment of the current officers and directors of the Company were not affected.

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

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan, the sole shareholder of MingHe. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also agreed to issue 675,000 shares of its restricted common stock to be issued to Harper & Harper, Ltd ("H&H") in exchange for the right to acquire a controlling interest in Beijing Bluesky Kspan Steel Constitution Company Ltd. ("Bluesky"). As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of Bluesky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Bluesky and the shareholders of Bluesky. Pursuant to the Agreement, the Company will obtain 100% of the outstanding shares of Bluesky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction cannot close until after the Company's shareholders approve an increase in the authorized capital in order to issue the 65 million shares.

The Company has prepared an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by the majority consent of the shareholders without a meeting, and proxies will not be solicited. The anticipated effective date of the amendment will be in July 2003.

BlueSky is a steel fabrication company that fabricates heavy steel girders for hi-rise construction projects, lightweight steel buildings and bridges, as its core business. In addition, BlueSky builds and leases grain storage warehouses to the PRC's Ministry of Agriculture. BlueSky was founded in 1996 and currently employs approximately 230 people.

Employees

The officers of the Company constitute the Company's employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         The Common Stock of the Company trades on the Over the Counter Bulletin Board system under the symbol "JPTR." There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

Quarter Ended                      High Bid             Low Bid
-----------------------            --------            --------
March 31, 2003                     $   0.60            $   0.11
December 31, 2002 (n1)             $   2.00            $   0.18
September 30, 2002                 $   4.20            $   0.20
June 30, 2002                      $   2.85            $   0.06

March 31, 2002                     $   6.10            $   1.42
December 31, 2001 (n2)             $   6.75            $   2.00
September 30, 2001 (n3)            $   6.52            $   1.15

(n1) The Company completed a 20-for-1 reverse-split of its common stock on October 21, 2002.

(n2) The Company completed a 1-for-3 forward-split of its common stock on December 11, 2001.

(n3) There was no market for the Company's common stock prior to July 27, 2001.

(b)      Holders

         As of June 18, 2003, there were approximately 38 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

(d)      Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years:

1. On May 25, 1999, the Company issued an aggregate of 840,000 shares of restricted common stock to officers/directors as follows: Curtis Means (280,000), Ron Birch (280,000), and Tanis Cornwall (280,000) in
         consideration of the aggregate sum of $25,200. The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to
         Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

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

5. On September 5, 2002, the Company's Board of Directors authorized the issuance of 440,000 shares of the Company's restricted common stock to Mirador Consulting, Inc. ("Mirador"), pursuant to the Consulting Agreement dated September 5, 2002 by and between the Company and Mirador. The Company believes that this transaction was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

6. On May 2, 2003, pursuant to an agreement dated January 31, 2003, the Company issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd. ("H&H") in exchange for the right to acquire a controlling interest in Beijing Blusky Kspan Steel Constitution Company, Ltd., a Chinese corporation. The Company believes that this transaction was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

ITEM 6.   PLAN OF OPERATION

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

Jupiter Enterprises, Inc. (the "Company") has generated no revenues in the cumulative period from inception through the fiscal year ended March 31, 2003. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.


On November 28, 2001, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. (MHST) and certain shareholders of MHST. Pursuant to the Agreement, the Company obtained 100% of the shares of MHST in exchange for 10,000,000 shares of common stock of the Company.

In February 2002, the transaction was restructured whereby, in lieu of acquiring MHST as a wholly-owned subsidiary, the Company would acquire only certain assets of MHST for the same consideration. In April 2002, the transaction with MHST was mutually terminated. All shares of common stock of the Company that were issued to the original MHST shareholders pursuant to the original Reorganization Agreement dated November 28, 2001 were canceled and returned to treasury of the Company. The resignation of the former officers and directors of the Company, and the appointment of the current officers and directors of the Company were not affected.

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

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan, the sole shareholder of MingHe. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also agreed to issue 675,000 shares of its restricted common stock to be issued to Harper & Harper, Ltd ("H&H") in exchange for the right to acquire a controlling interest in Beijing Bluesky Kspan Steel Constitution Company Ltd. ("Bluesky"). As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of Bluesky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Bluesky and the shareholders of Bluesky. Pursuant to the Agreement, the Company will obtain 100% of the outstanding shares of Bluesky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction cannot close until after the Company's shareholders approve an increase in the authorized capital in order to issue the 65 million shares.

The Company has prepared an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by the majority consent of the shareholders without a meeting, and proxies will not be solicited. The anticipated effective date of the amendment will be in July 2003.

BlueSky is a steel fabrication company that fabricates heavy steel girders for hi-rise construction projects, lightweight steel buildings and bridges, as its core business. In addition, BlueSky builds and leases grain storage warehouses to the PRC's Ministry of Agriculture. BlueSky was founded in 1996 and currently employs approximately 230 people.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                            JUPITER ENTERPRISES, INC.
                        (A Development Stage Enterprise)

                          Index To Financial Statements



                                                                                            PAGE
                                                                                       ---------------
Report of independent certified public accountants                                           F-2

Balance sheets at March 31, 2003 and 2002                                                    F-3

Statements of loss for the periods ended March 31, 2003
     and 2002                                                                                F-4

Statements of stockholders' equity (deficit) for the periods ended
     March 31, 2002 and 2003                                                                 F-5

Statements of cash flows for the periods ended March 31, 2002
     and 2003                                                                                F-6

Notes to Financial Statements                                                                F-7

                     [BATEMAN & CO., INC., P.C. LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Jupiter Enterprises, Inc.

We have audited the accompanying balance sheets of Jupiter Enterprises, Inc. (a Nevada corporation and a development stage enterprise) as of March 31, 2003 and 2002 and the related statements of loss, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception, March 12, 1999, through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period from inception, March 12, 1999, through March 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         BATEMAN & CO., INC., P.C.

Houston, Texas
June 13, 2003

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                                         MARCH 31, 2003 AND 2002
================================================================================


ASSETS                                                              2003           2002
                                                                  ---------      ---------
  Current assets:
    Cash                                                          $      --      $      --
                                                                  ---------      ---------
      Total current assets                                               --             --
                                                                  ---------      ---------

  Other assets:
    Deferred charges                                                  2,886         42,479
                                                                  ---------      ---------
      Total other assets                                              2,886         42,479
                                                                  ---------      ---------

      Total assets                                                $   2,886      $  42,479
                                                                  =========      =========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued liabilities                      $ 125,971      $  73,590
    Due to related parties                                           71,285         33,326
                                                                  ---------      ---------
      Total current liabilities                                     197,256        106,916
                                                                  ---------      ---------

      Total liabilities                                             197,256        106,916
                                                                  ---------      ---------

  Commitments and contingencies                                          --             --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 5,000,000 shares authorized,
    503,308 and 456,300 shares issued and outstanding                   503            456
  Capital in excess of par value                                     47,841         40,804
  Deficit accumulated during the development stage                 (242,714)      (105,697)
                                                                  ---------      ---------
      Total stockholders' equity (deficit)                         (194,370)       (64,437)
                                                                  ---------      ---------
      Total liabilities and stockholders' equity                  $   2,886      $  42,479
                                                                  =========      =========


THE ACCOMPANYING NOTES ARE AN INTERGAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                         MARCH 31, 2003 AND 2002
================================================================================


                                                         INCEPTION,
                                                       MARCH 12, 1999
                                                          THROUGH
                                                          MARCH 31,             YEARS ENDED MARCH 31,
                                                            2003               2003               2002
                                                       --------------      -------------      -------------
Revenues                                                $          --      $          --      $          --
                                                        -------------      -------------      -------------

General and administrative expenses                           185,136             79,499             56,904
                                                        -------------      -------------      -------------
      Operating  (Loss)                                      (185,136)           (79,499)           (56,904)
                                                        -------------      -------------      -------------

Other income (expense):
  Expenses in connection with abandoned acquisition           (57,509)           (57,509)                --
  Interest expense                                                (69)                (9)               (60)
                                                        -------------      -------------      -------------
    Total other income (expense)                              (57,578)           (57,518)               (60)
                                                        -------------      -------------      -------------
      (Loss) before taxes                                    (242,714)          (137,017)           (56,964)
                                                        -------------      -------------      -------------

Provision (credit) for taxes on income:
  Current                                                          --                 --                 --
  Deferred                                                         --                 --                 --
                                                        -------------      -------------      -------------
    Total provision (credit) for taxes on income                   --                 --                 --
                                                        -------------      -------------      -------------
      Net (loss)                                        $    (242,714)     $    (137,017)     $     (56,964)
                                                        =============      =============      =============


Basic earnings (loss) per common share                                     $       (0.29)     $       (0.12)
                                                                           =============      =============

Weighted average number of shares outstanding                                    470,561            456,300
                                                                           =============      =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED
                                                         MARCH 31, 2003 AND 2002
================================================================================


                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                            CAPITAL IN       DURING THE
                                                COMMON STOCK                EXCESS OF       DEVELOPMENT
                                          SHARES            AMOUNT          PAR VALUE          STAGE            TOTAL
                                       ------------      ------------      ------------     ------------     ------------
BALANCES, MARCH 31, 2001:
As previously reported                    9,126,000      $      9,126      $     32,134     $    (48,733)     $    (7,473)
Retroactive restatement for effect
  of 1 for 20 reverse split              (8,669,700)           (8,670)            8,670                                --
                                       ------------      ------------      ------------     ------------     ------------
As restated                                 456,300               456            40,804          (48,733)          (7,473)

Development stage net (loss)                     --                --                --          (56,964)         (56,964)
                                       ------------      ------------      ------------     ------------     ------------
BALANCES, MARCH 31, 2002                    456,300               456            40,804         (105,697)         (64,437)

Stock issued for services                    47,000                47             7,037                             7,084
Fractional shares issued in
  reverse split                                   8                --                --               --               --
Development stage net (loss)                     --                --                --         (137,017)        (137,017)
                                       ------------      ------------      ------------     ------------     ------------
BALANCES, MARCH 31, 2003                    503,308      $        503      $     47,841     $   (242,714)    $   (194,370)
                                       ============      ============      ============     ============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                         MARCH 31, 2003 AND 2002
================================================================================


                                                                                   INCEPTION,
                                                                                 MARCH 12, 1999
                                                                                    THROUGH
                                                                                    MARCH 31,                YEARS ENDED MARCH 31,
                                                                                      2003                 2003               2002
                                                                                 ---------------      -----------      ------------
Cash flows from operating activities:
 Net (loss)                                                                      $      (242,714)     $  (137,017)     $    (56,964)

Adjustments to reconcile net (loss) to cash
  provided (used) by developmental stage activities:
    Decrease (increase) in prepaid expenses                                                   --               --               148
    (Decrease) increase in accounts payable and
        accrued expenses                                                                 125,971           52,381            68,682
                                                                                 ---------------      -----------      ------------
      Net cash flows from operating activities                                          (116,743)         (84,636)           11,866
                                                                                 ---------------      -----------      ------------

Cash flows from investing activities:
    (Increase) in deferred charges                                                       (60,395)         (17,916)          (42,479)
    Abandoned acquisition costs                                                           57,509           57,509                --
    Decrease (increase) in website development costs                                          --               --             1,000
                                                                                 ---------------      -----------      ------------
      Net cash flows from investing activities                                            (2,886)          39,593           (41,479)
                                                                                 ---------------      -----------      ------------

Cash flows from financing activities:
    Advances from related parties                                                         71,285           37,959            29,513
    Proceeds from sale of common stock                                                    41,260               --                --
    Common stock issued for services                                                       7,084            7,084                --
                                                                                 ---------------      -----------      ------------
      Net cash flows from financing activities                                           119,629           45,043            29,513
                                                                                 ---------------      -----------      ------------
      Net increase (decrease) in cash and equivalents                                         --               --              (100)

Cash and equivalents:
  Beginning of period                                                                         --               --               100
                                                                                 ---------------      -----------      ------------
  End of period                                                                  $            --      $        --      $         --
                                                                                 ===============      ===========      ============

Supplemental cash flow disclosures:
  Cash paid for interest                                                         $            69      $         9      $         60
  Cash paid for income taxes                                                                  --               --                --


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
================================================================================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Following is a summary of the Company's organization and significant accounting policies:

         ORGANIZATION AND NATURE OF BUSINESS - Jupiter Enterprises, Inc. (the Company) is a Nevada corporation incorporated on March 12, 1999. It is based in Geneva, Switzerland.

         The Company is a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. As explained in note 7 below, the Company entered into an agreement in February, 2002 with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing Blue Sky Kspan Steel Construction Co., Ltd ("BlueSky"), as explained in Note 7. Accordingly, the Company will continue to be in the development stage until such time as it acquires or starts an ongoing business enterprise.

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

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
================================================================================


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

NOTE 2 - CAPITAL STOCK:
Effective October 21, 2002, the Company effected a 1 for 20 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 20 formerly held. The reverse split has been retroactively reflected in the accompanying financial statements. Previously, on December 10, 2001, the Company completed a 3 for 1 forward stock split whereby three shares of the Corporation's $0.01 par value common stock outstanding were issued for every one share outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

                                                                                 Price Per
   Date                      Description                     Shares                Share             Amount
------------     ------------------------------------      ----------         ---------------     ------------
03/30/99         Shares issued for cash                       300,000         $        0.0333     $     10,000
05/27/99         Shares issued for cash                       126,000                  0.2000           25,200
06/20/00         Shares issued for cash                        30,300                  0.2000            6,060
09/05/02         Shares issued for services                    22,000                  0.0200              440
10/21/02         Shares issued for fractional shares                8                  0.0000                0
03/05/03         Shares issued for services                    25,000                  0.2658            6,645
                                                            ---------                              -----------
                    Cumulative total                          503,308                              $    48,345
                                                            =========                              ===========

During the year ended March 31, 2003, the Company issued 47,000 shares of stock to a consultant and a law firm for services. The shares were valued at the estimated fair value at the time issued, or the amount for which the recipient sold them.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
================================================================================


The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2003, no preferred stock series had been created.

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

The provision for refundable Federal income tax consists of the following:

                                                     2003          2002
                                                   --------      --------
Refundable Federal income tax attributable to:
  Current operations                               $(46,600)     $(19,300)
  Less, Limitation due to absence of prior
    year taxable income                              46,600        19,300
                                                   --------      --------
    Net refundable amount                                --            --
                                                   ========      ========

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of March 31, 2003 and 2002 are as follows:

                                          2003          2002
                                        --------      --------
Deferred tax asset attributable to:
  Net operating loss carryover          $(82,500)     $(35,900)
  Less, Valuation allowance               82,500        35,900
                                        --------      --------
    Net deferred tax asset                    --            --
                                        ========      ========

At March 31, 2003, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

          EXPIRES MARCH 31,               AMOUNT
------------------------------------     --------
  2019                                   $  1,874
  2020                                      8,400
  2021                                     38,459
  2022                                     56,964
  2023                                    137,017
                                         --------
    Total net operating loss carryover   $242,714
                                         ========

NOTE 4 - RELATED PARTY TRANSACTIONS:
As of March 31, 2003 and 2002, the Company owed $71,285 and $33,326, respectively to an entity controlled by the Company's administrative manager. The entity's management fees for the years ended

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
================================================================================


March 31, 2003 and 2002 were $16,050 and $8,025 respectively. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans or from operations.

NOTE 5 - COMMITMENTS:
Prior to September 30, 2001, the Company's principal place of business and corporate offices occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease. The Company has since vacated the space and has not incurred rent expense since September 30, 2001. The Company incurred rent expense of $750-$1,500 during the year ended March 31, 2002.

NOTE 6 - UNCERTAINTY, GOING CONCERN:
At March 31, 2003, the Company was not currently engaged in a business, had suffered substantial losses from development stage activities to date, and had negative net worth approximating $194,000. Although management is currently attempting to implement its business plan (see Notes 1 and 7) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - ACQUISITION AGREEMENTS:
In November, 2001, the Company entered into an agreement to acquire all of the outstanding shares of Beijing MingHe-Han Science and Technology Co., Ltd. ("MHST"), a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. The consideration was to be 1,500,000 shares of post-split shares. However, the agreement was subsequently rescinded and canceled, and has not been reflected in the accompanying financial statements.

In February, 2002, the Company entered into an agreement to acquire certain operating assets, including a fabrication plant, land and buildings in the Shunyi District, Beijing, Peoples' Republic of China, from Beijing MingHe-Han Science and Technology Co., Ltd. ("MHST"), a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. The consideration was to be 1,500,000 shares of post-split shares. This agreement was terminated on January 31, 2003. As a result of the termination, deferred charges in the amount of $57,509 related to the intended acquisition have been expensed in the current period. The deferred charges consisted of legal and accounting fees.

In connection with the termination of the MHST agreement, the Company agreed on January 31, 2003 to issue 675,000 of its restricted common stock to Harper & Harper, Ltd. ("H&H"), a Niue Corporation, for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Construction Company, Ltd., at a price to be determined later. Then, in March, 2003, the Company entered into an agreement to acquire BlueSky, a Chinese company engaged in the steel fabrication of heavy steel girders for hi-rise construction projects, lightweight steel building and bridges, as its core business. In addition, BlueSky builds and leases grain storage warehouses to the Peoples Republic of China's Ministry of Agriculture. The agreement calls for the purchase of 100% of BlueSky stock for 65 million shares of Jupiter's restricted common stock. As of June 25, 2003, the transaction had not been consummated.

On April 25, 2003, the Board of Directors of Jupiter voted to increase the authorized shares of common stock from 5,000,000 to 100,000,000 to facilitate the BlueSky purchase.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
================================================================================


In connection with the pending acquisition, the Company has incurred $2,886 in legal fees. These costs will be capitalized as part of the cost of the assets acquired when the acquisition is completed. Accordingly, they have been reflected as deferred charges in the accompanying balance sheet.

NOTE 8 - STOCK BASED COMPENSATION PLAN:
On April 15, 2002, the Company established a stock-based compensation plan for selected eligible participants of the Company and its affiliated corporations. The board of directors, or a committee designed by it, will administer the plan. Under the plan, stock options, the right to acquire shares of common stock, and stock awards, the grant of common shares issuable directly rather than upon exercise of an option, may be granted to employees, directors, officers, consultants or advisors of the Company who are designated to be eligible. The maximum number of shares to be granted under this plan is 125,000. The plan expires April 15, 2007 and may be extended by action of the board of directors. The plan is non-transferable. As of June 25, 2003, no shares have been issued under the plan.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS:
FASB Statements Number 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, became effective for fiscal years beginning after December 15, 2001. Under these pronouncements, goodwill will be recorded at cost, but will be evaluated at least annually for impairment. Formerly, goodwill was to be amortized over a period not to exceed 40 years. Other intangible assets with indefinite useful lives will also be evaluated for impairment annually, while intangible assets with finite lives will be amortized to earnings over their useful lives and reviewed for impairment. The Company has not determined the effect of this pronouncement.

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

         o Number 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others,

         o Number 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,

         o Number 138, Accounting for Certain Dervative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,

         o Number 139, Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121, and

         o Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,

         o        Number 143, Accounting for Asset Retirement Obligations

         o Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

         o Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

         o Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                         MARCH 31, 2003 AND 2002
================================================================================


         o Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,

o        and FASB Interpretations

         o        Number 43, Real Estate Sales, and

         o Number 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25,

         o Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

         o Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

are not currently expected to have a material effect on the Company's financial Statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers of the Company. The Company has a Board of Directors which is currently comprised of two members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

The directors and executive officers of the Company, their ages, positions in the Company and the dates of their initial election or appointment as director or executive officer are as follows:

Name                  Age     Position                            Director Since
-------------------   ---   -----------------------------------   --------------
Michael J.A. Harrop    57   Chief Executive Officer, President,   November 2001
                            Secretary and Director

Alexander Chen         57   Chief Financial Officer, Treasurer,   November 2001
                            Director

MICHAEL J.A. HARROP, Chief Executive Officer, President, Secretary and Director -- Mr. Harrop has British and Swiss nationalities. He holds a degree from Cambridge University. After textile engineering studies at Paisley Polytechnic in Scotland, he worked for Coats-Viyella in Glasgow and Vienna, and then at age 23 joined DuPont's Geneva-based New Products market-development team for 11 years, covering Europe and Middle East, involved with landmark products such as Nomex, Kevlar, Teflon, Kapton, Tedlar. He built his own industrial company from 1980 to 1990, producing advanced composite parts for aircraft manufacturers (Airbus, Douglas, Boeing) and defense systems. Since the 1980 he is Chairman of Harrop, Lees, Brown & Co., active in engineering, merchant banking, and strategic consulting for private banking clients. He has participated in start-ups, angel groups, and ventures worldwide.

ALEXANDER CHEN, Chief Financial Officer, Treasurer, Director -- Mr. Chen was the co-founder of Beijing MingHe Tech-trade Development Company and as Vice-Manager he was responsible for day-to-day operations. Later, as the vice president of MingHe Group, Mr. Chen participated in the development of the Group's business plan and was responsible for its execution. Mr. Chen is a graduate of the Foreign Language Department, NanKai University, Tianjin in 1966 and until 1992 was a professor of Beijing Second Foreign Language University.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were observed.

ITEM 10. EXECUTIVE COMPENSATION

GENERAL

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries.

SUMMARY COMPENSATION TABLE

                                                         Annual Compensation
                                             ---------------------------------------------
                                                                                  (e)
       (a)                       (b)             (c)             (d)          Other Annual
    Name And                  Year Ended       Salary           Bonus         Compensation
Principal Position             March 31          ($)             ($)              ($)
-------------------------    ------------    ------------    ------------     ------------
Michael J. A. Harrop, CEO            2003             $ 0             $ 0               $0
                                     2002             $ 0             $ 0               $0
                                     2001             N/A             N/A              N/A

                                                            Long Term Compensation
                                               ----------------------------------------------
                                                          Awards                 Payouts
                                               ----------------------------- ----------------
          (a)                     (b)              (f)              (g)              (h)              (i)
       Name And                  Year           Restricted                                         All Other
   Principal Position            Ended            Stock            Shares            LTIP         Compensation
                                March 31         Award(s)        Underlying        Payouts            ($)
                                                   ($)             Options           ($)
-------------------------     ------------     ------------     ------------     ------------     ------------
Michael J. A. Harrop, CEO             2003     $          0     $          0     $          0     $          0
                                      2002     $          0     $          0     $          0     $          0
                                      2001              N/A              N/A              N/A              N/A

OPTION/SAR GRANTS IN LAST FISCAL YEAR

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year ended March 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

This table has been omitted, as no stock options were exercised by the Company's executive officers during fiscal year ended March 31, 2003.

LONG-TERM INCENTIVE PLANS ("LTIP") - AWARDS IN LAST FISCAL YEAR

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year ended March 31, 2003.

COMPENSATION OF DIRECTORS

The Company did not pay any compensation to its directors for service provided as a director during fiscal year ended March 31, 2003. There are no formal or informal understandings or arrangements relating to compensation. However, the Company's directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

EMPLOYMENT CONTRACTS

There are no formal employment agreements with any of the Company's executive officers.

EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN

As of March 31, 2003, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covers up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 18, 2003, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

                                                   Amount and Nature of
Name and Address of Beneficial Owner (1)          Beneficial Ownership(2)          Percent of Class (2)
------------------------------------------        -----------------------        -----------------------
Michael J.A. Harrop                                                     0                              0%
Alexander Chen                                                          0                              0%
Harper & Harper, Ltd. (3)                                         675,000                           57.3%
Cheryl Harper(4)                                                   87,250                            7.4%
Includes all officers and directors of the
Company as a group (2 persons)                                          0                              0%
                                                  =======================        =======================
                                                                1,178,308                            100%
                                                  =======================        =======================

----------

(1) Unless otherwise indicated, all shares are beneficially owned by the persons named. Unless otherwise indicated, the address of each person is 94 Rue de Lausanne, CH1202, Geneva, Switzerland.

(2) Based upon 1,178,308 shares outstanding at June 18, 2003, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3) The address for Harper & Harper Ltd. is: No. 24 Xiao Shiqiao Jiugu Lou Street, West City, Beijing 100009, PRC.

(4) The address for Cheryl Harper's address is 757 Hastings Street West, Suite 141, Vancouver, B.C., Canada V6C 1A1. Ms. Harper's beneficial ownership includes 5,000 shares owned by her husband.

EQUITY COMPENSATION PLAN INFORMATION

         The following information concerning the Company's equity compensation plan is as of the end of the fiscal year ended March 31, 2003:

                                Number of securities to be      Weighted-average          Number of securities
                                 issued upon exercise of       exercise price of         available for future
                                  outstanding options,       options, warrants and       issuance under equity
                                   warrants and rights              rights                 compensation plans
                                                                                         (excluding securities
                                                                                        reflected in column (a))
        Plan category                      (a)                        (b)                         (c)
----------------------------    ------------------------    ------------------------    ------------------------
Equity compensation plans                            N/A                         N/A                         N/A
approved by security holders

Equity compensation plans not                        -0-                         N/A                     100,000
approved by security holders

Total                                                -0-                         N/A                     100,000

As of March 31, 2003, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covered up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 2, 2003, pursuant to an agreement dated January 31, 2003, the Company issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd. ("H&H") in exchange for the right to acquire a controlling interest in Beijing Blusky Kspan Steel Constitution Company, Ltd., a Chinese corporation. As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of Bluesky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Bluesky and the shareholders of Bluesky (H&H owns approximately 23% of Bluesky). Pursuant to the Agreement, the Company will obtain 100% of the outstanding share of Bluesky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction cannot close until after the Company's shareholders approve an increase in the authorized capital in order to issue the 65 million shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number                                   Description
------            --------------------------------------------------------------
   2.3            Agreement and Plan of Reorganization dated November 28, 2001 by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") and certain shareholders of MingHe-Han (Incorporated by reference to Exhibit 2.3 of the current report on Form 8-K, filed December 14, 2001).

   2.4 Rescission and Restructuring Agreement dated February 13, 2002 by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. ("MingHe-Han") and certain shareholders of MingHe-Han. (Incorporated by reference to Exhibit 2.4 of the current report on Form 8-K/A-1 filed February 19, 2002).

   2.5 Termination Agreement between the Registrant and Beijing MingHe-Han Science and Technology Co., Ltd., dated April 8, 2002 (Incorporated by reference to Exhibit 2.5 of the current report on Form 8-K filed April 11, 2002).

   2.6 Acquisition Agreement between the Registrant and The MingHe Group dated April 8, 2002 (Incorporated by reference to
                  Exhibit 2.6 of the current report on Form 8-K filed April 11,
                  2002).

   2.7 Termination Agreement by and among the Company, The MingHe Group and Yin Mingshan dated January 31, 2003. (Incorporated by reference to Exhibit 2.7 of the quarterly report on Form 10-QSB for the period ended December 31, 2002).

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

  10.1 Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-8, file no. 333-86848).

(b)  Reports on Form 8-K

On April 15, 2003, the Company filed a current report on Form 8-K to disclosed information regarding its agreement dated March 12, 2003, with Beijing Bluesky Kspan Steel Constitution Company Ltd. The Company also disclosed that would be to preparing and issuing an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action will be approved by the majority consent of the shareholders without a meeting, and proxies will not be solicited.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of the date of filing of this report, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 14, 2003
                              JUPITER ENTERPRISES, INC.

                              By: /s/ Michael J. A. Harrop
                                  ---------------------------------------------
                                  Michael J. A. Harrop, Chief Executive Officer

                              By: /s/ Alexander Chen
                                  ---------------------------------------------
                                  Alexander Chen, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                Date:  July 14, 2003

                                                /s/ Michael J.A. Harrop
                                                -----------------------------
                                                Michael J.A. Harrop, Director

                                                Date:  July 14, 2003

                                                /s/ Alexander Chen
                                                -----------------------------
                                                Alexander Chen, Director

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Jupiter Enterprises, Inc., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Dated:  July 14, 2003              /s/ Michael J. A. Harrop
                                   --------------------------------------------
                                   Michael J.A. Harrop, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Jupiter Enterprises, Inc., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Dated:  July 14, 2003                   /s/ Alexander Chen
                                        ---------------------------------------
                                        Alexander Chen, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael J.A. Harrop, Chief Executive Officer of Jupiter Enterprises, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB for the period ended March 31, 2003 of Jupiter Enterprises, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  July 14, 2003             /s/ Michael J. A. Harrop
                                  ---------------------------------------------
                                  Michael J. A. Harrop, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Alexander Chen, Chief Financial Officer of Jupiter Enterprises, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB for the period ended March 31, 2003 of Jupiter Enterprises, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  July 14, 2003                   /s/ Alexander Chen
                                        ---------------------------------------
                                        Alexander Chen, Chief Financial Officer