Form 10QSB
period 2003-06-30
JUPITER ENTERPRISES INC
filed 2003-08-19
CIK 1083422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to ________________


                        Commission file number: 001-16063

                            JUPITER ENTERPRISES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


            NEVADA                                    98-0208667
---------------------------------     -----------------------------------------
 (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2003, the issuer had 1,178,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.                                       F-1

         ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.                               1

         ITEM 3.  CONTROLS AND PROCEDURES.                                      2

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.                                            3

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                    3

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                              3

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.        3

         ITEM 5.  OTHER INFORMATION.                                            3

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                             3


SIGNATURES                                                                      4

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                                   JUNE 30, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS
  Other assets:
   Option to acquire Beijing Bluesky Kspan Steel Construction Co., Ltd   $  91,800
   Deferred charges                                                          2,886
                                                                         ---------
      Total assets                                                       $  94,686
                                                                         =========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                $ 135,865
    Due to related parties                                                  79,176
                                                                         ---------
      Total current liabilities                                            215,041
                                                                         ---------

      Total liabilities                                                    215,041
                                                                         ---------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     1,178,308 shares issued and outstanding                                 1,178
  Capital in excess of par value                                           135,467
  Deficit accumulated during the development stage                        (257,000)
                                                                         ---------
      Total stockholders' equity                                          (120,355)
                                                                         ---------
      Total liabilities and stockholders' equity                         $  94,686
                                                                         =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.             F-1

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                          JUNE 30, 2003 AND 2002
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                      INCEPTION,
                                                       MARCH 12,
                                                         1999         QUARTER ENDED
                                                       THROUGH           JUNE 30,
                                                       JUNE 30,    ---------------------
                                                         2003        2003         2002
                                                      ----------   ---------    ---------
Revenues                                              $     --     $    --      $    --
                                                      ----------   ---------    ---------

General and administrative expenses                      199,422      14,286       22,988
                                                      ----------   ---------    ---------
    Operating income (loss)                             (199,422)    (14,286)     (22,988)
                                                      ----------   ---------    ---------

Other income (expense):
  Expenses in connection with abandoned acquisition      (57,509)       --           --
  Interest expense                                           (69)       --           (105)
                                                      ----------   ---------    ---------
    Total other income (expense)                         (57,578)       --           (105)
                                                      ----------   ---------    ---------
    Income (loss) before taxes on income                (257,000)    (14,286)     (23,093)
                                                      ----------   ---------    ---------

Provision (credit) for taxes on income                      --          --           --
                                                      ----------   ---------    ---------
     Net (loss)                                       $ (257,000)  $ (14,286)   $ (23,093)
                                                      ==========   =========    =========

Basic earnings (loss) per common share                             $   (0.02)   $   (0.05)
                                                                   =========    =========

Weighted average number of shares outstanding                        940,945      456,300
                                                                   =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.             F-2

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                          JUNE 30, 2003 AND 2002
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                                      INCEPTION,
                                                       MARCH 12,
                                                         1999          QUARTER ENDED
                                                       THROUGH           JUNE 30,
                                                       JUNE 30,    ---------------------
                                                         2003        2003         2002
                                                      ----------   ---------    ---------
Cash flows from operating activities:
 Net (loss)                                           $ (257,000)  $ (14,286)   $ (23,093)

Adjustments to reconcile net (loss) to cash provided
  (used) by developmental stage activities:
    (Decrease) increase in accounts payable              135,865       9,894       28,179
                                                      ----------   ---------    ---------
       Net cash flows from operating activities         (121,135)     (4,392)       5,086
                                                      ----------   ---------    ---------

Cash flows from investing activities:
  Acquisition of option                                   91,800      91,800           --
  Less, Stock issued in connection therewith             (91,800)    (91,800)          --
  (Increase) in deferred charges                         (60,395)    (14,040)
  Abandoned acquisition costs                             57,509          --           --
                                                      ----------   ---------    ---------
     Net cash flows from investing activities             (2,886)         --      (14,040)
                                                      ----------   ---------    ---------

Cash flows from financing activities:
  Advances from related parties                           79,176       7,891        8,954
  Proceeds from sale of common stock                      41,260          --           --
  Expenses in connection with capital changes             (3,499)     (3,499)          --
  Common stock issued for services                         7,084          --           --
                                                      ----------   ---------    ---------
      Net cash flows from financing activities           124,021       4,392        8,954
                                                      ----------   ---------    ---------

      Net increase (decrease) in cash and equivalents         --          --           --

Cash and equivalents, beginning of period                     --          --           --
                                                      ----------   ---------    ---------
Cash and equivalents, end of period                   $       --   $      --    $      --
                                                      ==========   =========    =========

Supplemental cash flow disclosures:
  Cash paid for interest                              $       69   $      --    $      --
  Cash paid for income taxes                                  --          --           --



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.             F-3

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2003
-------------------------------------------------------------------------------



The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2003. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ended March 31, 2004.

NOTE 1 -- DEVELOPMENT STAGE ACTIVITIES:

The Company continues to be a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan.

Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. In February 2002, the Company entered into an agreement with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing Bluesky Kspan Steel Construction Co., Ltd ("Bluesky").

MingHe-Han, a joint venture domiciled in China, previously had the exclusive right to acquire a controlling interest in Bluesky, which is owned 77% by Wu Zhenxing and 23% by Harper & Harper, Ltd., a Niue corporation. MingHe-Han was indebted to Harper & Harper in the amount of $275,000, and assigned its exclusive right to acquire the controlling interest in Bluesky to Harper & Harper in exchange for cancellation of the loan.

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for an option to acquire all of Bluesky's stock, as described above. The stock issuance has been valued at the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%.

The Company will continue to be in the development stage until such time as it acquires or starts an ongoing business enterprise.

                                                       JUPITER ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                   JUNE 30, 2003
--------------------------------------------------------------------------------

NOTE 2 -- CAPITAL STOCK:

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

                                                                                 PRICE PER
DATE           DESCRIPTION                                         SHARES          SHARE              AMOUNT
----           -----------                                        ---------      ---------           --------
03/30/99       Shares issued for cash                               300,000        $0.0333           $ 10,000
05/27/99       Shares issued for cash                               126,000         0.2000             25,200
06/20/00       Shares issued for cash                                30,300         0.2000              6,060
09/05/02       Shares issued for services                            22,000         0.0200                440
10/21/02       Shares issued for fractional shares                        8         0.0000                 --
03/05/03       Shares issued for services                            25,000         0.2658              6,645
05/02/03       Shares issued for option                             675,000                            91,800
                                                                  ---------                          --------
                      Cumulative total                            1,178,308                          $140,145
                                                                  =========                          ========

NOTE  3 -- UNCERTAINTY, GOING CONCERN:

At June 30, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2003), is seeking to acquire certain assets as described in Note 7 to the March 31, 2003 financial statements, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

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

Jupiter Enterprises, Inc. (the "Company") has generated no revenues in the cumulative period from inception through the period ended June 30, 2003. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

During the quarter ended June 30, 2003, the Company prepared and issued to shareholders of record as of June 18, 2003, an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by majority consent of the shareholders without a meeting, and proxies were not be solicited. The Company will file an Amendment to the Articles of Incorporation with the Secretary of State of Nevada in August 2003.

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


ITEM 3.  CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company prepared and issued to shareholders of record as of June 18, 2003, an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by majority consent of the shareholders without a meeting, and proxies were not be solicited. The Company will file an Amendment to the Articles of Incorporation with the Secretary of State of Nevada in August 2003.

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

     2.8 Agreement and Plan of Reorganization dated March 12, 2003 by and among the Registrant, Beijing Bluesky Kspan Steel
                  Constitution Company Ltd. ("Bluesky") and certain shareholders of Bluesky. (Incorporate by reference to Exhibit 2.7 [sic] of the current report on Form 8-K dated March 12, 2003).



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

     31.1         Section 302 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

     31.2         Section 302 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).

     32.1         Section 906 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

     32.2         Section 906 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).


 (b)  Reports on Form 8-K

On April 15, 2003, the Company filed a current report on Form 8-K to disclosed information regarding its agreement dated March 12, 2003, with Beijing Bluesky Kspan Steel Constitution Company Ltd. The Company also disclosed that it would be preparing and issuing an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by majority consent of the shareholders without a meeting, and proxies were not be solicited.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JUPITER ENTERPRISES, INC.


Date: August 19, 2003         By:      /s/ Michael J.A. Harrop
                                 ----------------------------------------------
                                 Michael J.A. Harrop, Chief Executive Officer


Date: August 19, 2003         By:     /s/ Alexander Chen
                                 ----------------------------------------------
                                 Alexander Chen, Chief Financial Officer

                                  EXHIBIT INDEX


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

     2.8 Agreement and Plan of Reorganization dated March 12, 2003 by and among the Registrant, Beijing Bluesky Kspan Steel
                  Constitution Company Ltd. ("Bluesky") and certain shareholders of Bluesky. (Incorporate by reference to Exhibit 2.7 [sic] of the current report on Form 8-K dated March 12, 2003).

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

     31.1         Section 302 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

     31.2         Section 302 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).

     32.1         Section 906 Certification by the Corporation's Chief Executive
                  Officer. (Filed herewith).

     32.2         Section 906 Certification by the Corporation's Chief Financial
                  Officer. (Filed herewith).