Form 10QSB
period 2003-09-30
JUPITER ENTERPRISES INC
filed 2003-11-18
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____________ to __________

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Exact name of small business issuer as specified in it charter)

NEVADA	98-0208667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

94 Rue de Lausanne, CH1202, Geneva, Switzerland
(Address of principal executive offices)

011-41-22-9000000
(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2003, the issuer had 1,178,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet September 30, 2003
(Unaudited)

ASSETS
Other assets:
Option to acquire Beijing Bluesky Kspan Steel Construction Co., Ltd	91,800
Deferred charges	2,886
Total assets	94,686

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$147,058
Due to related parties	79,276
Total current liabilities	226,334

Total liabilities	226,334

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
1,178,308 shares issued and outstanding	1,178
Capital in excess of par value	135,467
Deficit accumulated during the development stage	(268,293)
Total stockholders' equity	(131,648)
Total liabilities and stockholders' equity	$94,686

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
September 30, 2003 and 2002
(Unaudited)

	Inception,
	March 12, 1999
	through
	September 30,	Six Months Ended September 30,
	2003	2003	2002

Revenues	$-	$-	$-

General and administrative expenses	210,715	25,579	56,494
Operating income (loss)	(210,715)	(25,579)	(56,494)

Other income (expense):
Expenses in connection with abandoned acquisition	(57,509)	-	-
Interest expense	(69)	-	-
Total other income (expense)	(57,578)	-	-
Income (loss) before taxes on income	(268,293)	(25,579)	(56,494)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(268,293)	$(25,579)	$(56,494)

Basic earnings (loss) per common share		$(0.02)	$(0.12)

Weighted average number of shares outstanding		1,060,275	459,305

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
September 30, 2003 and 2002
(Unaudited)

	Quarter Ended September 30,
	2003	2002

Revenues	$-	$-

General and administrative expenses	11,293	33,401
Operating income (loss)	(11,293)	(33,401)

Other income (expense):
Expenses in connection with abandoned acquisition	-	-
Interest expense	-	-
Total other income (expense)	-	-
Income (loss) before taxes on income	(11,293)	(33,401)

Provision (credit) for taxes on income	-	-
Net (loss)	$(11,293)	$(33,401)

Basic earnings (loss) per common share	$(0.01)	$(0.07)

Weighted average number of shares outstanding	1,178,308	462,278

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
September 30, 2003 and 2002
(Unaudited)

	Inception,
	March 12, 1999
	through
	September 30,	Six Months Ended September 30,
	2003	2003	2002
Cash flows from operating activities:
Net (loss)	$(268,293)	$(25,579)	$(56,494)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
(Decrease) increase in accounts payable	147,058	21,087	40,101
Net cash flows from operating activities	(121,235)	(4,492)	(16,393)

Cash flows from investing activities:
Acquisition of option	91,800	91,800	-
Less, Stock issued in connection therewith	(91,800)	(91,800)	-
(Increase) in deferred charges	(60,395)		(15,030)
Abandoned acquisition costs	57,509	-	-
Net cash flows from investing activities	(2,886)	-	(15,030)

Cash flows from financing activities:
Advances from related parties	79,276	7,991	30,983
Proceeds from sale of common stock	41,260	-	440
Expenses in connection with capital changes	(3,499)	(3,499)	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	124,121	4,492	31,423

Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
September 30, 2003

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2003. Operating results for the six months and quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ended March 31, 2004.

Note 1 – Development stage activities:

The Company continues to be a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan.

Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. In February 2002, the Company entered into an agreement with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing Bluesky Kspan Steel Construction Co., Ltd (“Bluesky”).

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

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for an option to acquire all of Bluesky’s stock, as described above. The stock issuance has been valued at the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%.

The Company will continue to be in the development stage until such time as it acquires or starts an ongoing business enterprise.

Note 2 – Capital stock:

Effective October 21, 2002 the Company effected a 1 for 20 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 20 formerly held. The reverse split has been retroactively reflected in the accompanying financial statements. Previously, on December 10, 2001, the Company completed a 3 for 1 forward stock split whereby three shares of the Corporation’s $0.01 par value common stock outstanding were issued for every one share outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
September 30, 2003

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,645
05/02/03	Shares issued for option	675,000		91,800
	Cumulative total	1,178,308		$140,145

Note 3 - Uncertainty, going concern:

At September 30, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2003), is seeking to acquire certain assets as described in Note 1 above, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management’s Plan of Operation

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception through the period ended September 30, 2003. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan, the sole shareholder of MingHe. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also agreed to issue 675,000 shares of its restricted common stock to be issued to Harper & Harper, Ltd. (“H&H”) in exchange for the right to acquire a controlling interest in Beijing Bluesky Kspan Steel Constitution Company Ltd. (“Bluesky”). As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of Bluesky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Bluesky and the shareholders of Bluesky. Pursuant to the Agreement, the Company will obtain 100% of the outstanding shares of Bluesky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed.

BlueSky is a steel fabrication company that fabricates heavy steel girders for hi-rise construction projects, lightweight steel buildings and bridges, as its core business. In addition, BlueSky builds and leases grain storage warehouses to the PRC’s Ministry of Agriculture. BlueSky was founded in 1996 and currently employs approximately 230 people.

During the quarter ended June 30, 2003, the Company prepared and issued to shareholders of record as of June 18, 2003, an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by majority consent of the shareholders without a meeting, and proxies were not be solicited. The Company filed an Amendment to the Articles of Incorporation with the Secretary of State of Nevada on August 20, 2003, increasing the authorized capital from 5 million to 100 million shares of common stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds – None.

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

Item 5. Other Information

Pursuant to the shareholder action described in Item 4, above, the Company filed an Amendment to the Articles of Incorporation with the Secretary of State of Nevada on August 20, 2003, increasing the authorized capital from 5 million to 100 million shares of common stock.

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

2.8
Agreement and Plan of Reorganization dated March 12, 2003 by and among the Registrant, Beijing Bluesky Kspan Steel Constitution Company Ltd. (“Bluesky”) and certain shareholders of Bluesky. (Incorporate by reference to Exhibit 2.7 [sic] of the current report on Form 8-K dated March 12, 2003).

3.2
By-laws, as currently in effect, which define the rights of holders of the equity securities being registered (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Filed herewith.)

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b) Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: November 18, 2003	By:	/s/ Michael J.A. Harrop
Michael J.A. Harrop, Chief Executive Officer

Date: November 18, 2003	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

2.8
Agreement and Plan of Reorganization dated March 12, 2003 by and among the Registrant, Beijing Bluesky Kspan Steel Constitution Company Ltd. (“Bluesky”) and certain shareholders of Bluesky. (Incorporate by reference to Exhibit 2.7 [sic] of the current report on Form 8-K dated March 12, 2003).

3.2
By-laws, as currently in effect, which define the rights of holders of the equity securities being registered (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Filed herewith.)

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).