Form 10QSB
period 2003-12-31
JUPITER ENTERPRISES INC
filed 2004-02-25
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

011-41-22-9000000
(issuer’s telephone number)

____________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 17, 2004, the issuer had 1,178,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
December 31, 2003
(Unaudited)

ASSETS
Other assets:
Option to acquire Beijing Bluesky Kspan Steel Construction Co., Ltd	91,800
Deferred charges	2,886
Total assets	94,686

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$143,490
Due to related parties	87,350
Total current liabilities	230,840

Total liabilities	230,840

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
1,178,308 shares issued and outstanding	1,178
Capital in excess of par value	135,467
Deficit accumulated during the development stage	(272,799)
Total stockholders' equity	(136,154)
Total liabilities and stockholders' equity	$94,686

The accompanying notes are an integral part of these statements.	F-1

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
December 31, 2003 and 2002
(Unaudited)

	Inception,
	March 12, 1999
	through
	December 31,	Nine Months Ended December 31,
	2003	2003	2002

Revenues	$-	$-	$-

General and administrative expenses	215,221	30,085	68,843
Operating income (loss)	(215,221)	(30,085)	(68,843)

Other income (expense):
Expenses in connection with abandoned acquisition	(57,509)	-	(57,509)
Interest expense	(69)	-	-
Total other income (expense)	(57,578)	-	(57,509)
Income (loss) before taxes on income	(272,799)	(30,085)	(126,352)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(272,799)	$(30,085)	$(126,352)

Basic earnings (loss) per common share		$(0.03)	$(0.27)

Weighted average number of shares outstanding		1,178,308	465,662

The accompanying notes are an integral part of these statements.	F-2

JUPITER ENTERPRISES, INC.
 (A development stage enterprise)
Statements of Loss For The Periods Ended
December 31, 2003 and 2002
(Unaudited)

	Quarter Ended December 31,
	2003	2002

Revenues	$-	$-

General and administrative expenses	4,506	12,349
Operating income (loss)	(4,506)	(12,349)

Other income (expense):
Expenses in connection with abandoned acquisition	-	(57,509)
Interest expense	-	-
Total other income (expense)	-	(57,509)
Income (loss) before taxes on income	(4,506)	(69,858)

Provision (credit) for taxes on income	-	-
Net (loss)	$(4,506)	$(69,858)

Basic earnings (loss) per common share	$-	$(0.15)

Weighted average number of shares outstanding	1,178,308	478,306

The accompanying notes are an integral part of these statements.	F-3

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
December 31, 2003 and 2002
(Unaudited)

	Inception,
	March 12, 1999
	through
	December 31,	Nine Months Ended December 31,
	2003	2003	2002
Cash flows from operating activities:
Net (loss)	$(272,799)	$(30,085)	$(126,352)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
(Decrease) increase in accounts payable	143,490	17,519	48,935
Net cash flows from operating activities	(129,309)	(12,566)	(77,417)

Cash flows from investing activities:
Acquisition of option	91,800	91,800	-
Less, Stock issued in connection therewith	(91,800)	(91,800)	-
(Increase) in deferred charges	(60,395)		(15,030)
Abandoned acquisition costs	57,509	-	57,509
Net cash flows from investing activities	(2,886)	-	42,479

Cash flows from financing activities:
Advances from related parties	87,350	16,065	34,498
Proceeds from sale of common stock	41,260	-	440
Expenses in connection with capital changes	(3,499)	(3,499)	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	132,195	12,566	34,938

Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents, beginning of period	-	-	-
Cash and equivalents, end of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.	F-4

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
December 31, 2003

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2003. Operating results for the nine months and quarter ended December 31, 2003, are not necessarily indicative of the results that can be expected for the year ended March 31, 2004.

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
December 31, 2003

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

Note 3 - Uncertainty, going concern:

At December 31, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2003), is seeking to acquire certain assets as described in Note 1 above, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-6

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception through the period ended December 31, 2003. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

During the quarter ended June 30, 2003, the Company prepared and issued to shareholders of record as of June 18, 2003, an information statement concerning an amendment to the Articles of Incorporation to increase the authorized capital from 5 million to 100 million shares of common stock. The action was approved by majority consent of the shareholders without a meeting, and proxies were not solicited. The Company filed an Amendment to the Articles of Incorporation with the Secretary of State of Nevada on August 20, 2003, increasing the authorized capital from 5 million to 100 million shares of common stock.

1

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

2

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None.

Item 2.     Changes in Securities and Use of Proceeds – None.

Item 3.     Defaults upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Securities Holders – None.

Item 5.     Other Information – None.

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

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-QSB for the period ended September 30, 2003.)

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

3

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b)     Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: February 24, 2004	By:	/s/ Michael J.A. Harrop

Michael J.A. Harrop, Chief Executive Officer

Date: February 24, 2004	By:	/s/ Alexander Chen

Alexander Chen, Chief Financial Officer

4

EXHIBIT INDEX

Exhibit No.	Description

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

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-QSB for the period ended September 30, 2003.)

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).