Form 10KSB
period 2004-03-31
JUPITER ENTERPRISES INC
filed 2004-08-04
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: ______________ to ______________

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0208667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China	100009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 011-86-10-64049701

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐        No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the Issuer's revenues for its most recent fiscal year: $0.00.

As of July 30, 2004, the aggregate market value of the voting stock held by non-affiliates, approximately 416,058 shares of Common Stock, was approximately $104,015 based on an average of the bid and ask prices of approximately $.25 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of July 30, 2004 was 1,178,308 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one):    Yes ☐        No ☒

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

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan, the sole shareholder of MingHe. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd ("H&H") in exchange for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Constitution Company Ltd. ("BlueSky"). As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of BlueSky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed. Closing of the transaction has been substantially delayed, but remains pending.

BlueSky is a steel fabrication company that fabricates heavy steel girders for hi-rise construction projects, lightweight steel buildings and bridges, as its core business. In addition, BlueSky builds and leases grain storage warehouses to the PRC's Ministry of Agriculture. BlueSky was founded in 1996 and currently employs approximately 230 people.

(b) Employees

The sole officer of the Company constitutes the Company's only employee.

Item 2. Description of Property

The Company owns no real property.

Item 3. Legal Proceedings

There are no pending legal proceedings involving the Company.

Item 4. Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

The Common Stock of the Company is currently listed on the Over the Counter Bulletin Board system and trading under the symbol "JPTR[E]". There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

March 31, 2004	$2.00	$1.01
December 31, 2003	$2.10	$0.90
September 30, 2003	$1.00	$0.20
June 30, 2003	$0.80	$0.17

March 31, 2003	$0.60	$0.11
December 31, 2002 (n1)	$2.00	$0.18
September 30, 2002	$4.20	$0.20
June 30, 2002	$2.85	$0.06

(n1) The Company completed a 20-for-1 reverse-split of its common stock on October 21, 2002.

(b) Holders

As of July 30, 2004, there were approximately 38 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

2.	On September 5, 2002, the Company's Board of Directors authorized the issuance of 440,000 shares of the Company's restricted common stock to Mirador Consulting, Inc. ("Mirador"),

pursuant to the Consulting Agreement dated September 5, 2002 by and between the Company and Mirador. The Company believes that this transaction was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

3.
On May 2, 2003, pursuant to an agreement dated January 31, 2003, the Company issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd. ("H&H") in exchange for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Constitution Company, Ltd., a Chinese corporation. The Company believes that this transaction was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

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

Jupiter Enterprises, Inc. (the "Company") has generated no revenues in the cumulative period from inception (March 12, 1999) through the fiscal year ended March 31, 2004. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan, the sole shareholder of MingHe. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd ("H&H") in exchange for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Constitution Company Ltd. ("BlueSky"). As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of BlueSky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed. Closing of the transaction has been substantially delayed, but remains pending. During the quarter ended March 31, 2004 the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements
March 31, 2004 and 2003

Bateman & Co., Inc., P.C. Certified Public Accountants	5 Briardale Court
Houston, Texas 77027-2904
(713) 552-9800
FAX (713) 552-9700
www.batemanhouston.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Jupiter Enterprises, Inc.

We have audited the accompanying balance sheets of Jupiter Enterprises, Inc. (a Nevada corporation and a development stage enterprise) as of March 31, 2004 and 2003 and the related statements of loss, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from inception, March 12, 1999, through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2004 and 2003, and the results of its operations and cash flows for each of the two years then ended and for the period from inception, March 12, 1999, through March 31, 2003, in conformity with U.S. generally accepted accounting principles.

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
July 13, 2004

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheets
March 31, 2004 and 2003

ASSETS	2004	2003
Current assets:
Cash	$-	$-
Total current assets	-	-

Other assets:
Option to acquire Beijing Bluesky Kspan Steel Construction Co., Ltd	100	-
Deferred charges	2,886	2,886
Total other assets	2,986	2,886

Total assets	$2,986	$2,886

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$145,723	$125,971
Due to related parties	89,850	71,285
Total current liabilities	235,573	197,256

Total liabilities	235,573	197,256

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
1,178,308 and 503,308 shares issued and outstanding	1,178	503
Capital in excess of par value	135,467	47,841
Deficit accumulated during the development stage	(369,232)	(242,714)
Total stockholders' equity (deficit)	(232,587)	(194,370)
Total liabilities and stockholders' equity	$2,986	$2,886

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
March 31, 2004 and 2003

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses	219,954	34,818	79,499
Operating (Loss)	(219,954)	(34,818)	(79,499)

Other income (expense):
Expenses in connection with abandoned acquisition	(57,509)	-	(57,509)
Impairment loss	(91,700)	(91,700)	-
Interest expense	(69)	-	(9)
Total other income (expense)	(149,278)	(91,700)	(57,518)
(Loss) before taxes	(369,232)	(126,518)	(137,017)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$(369,232)	$(126,518)	$(137,017)

Basic earnings (loss) per common share		$(0.11)	$(0.29)

Weighted average number of shares outstanding		1,119,292	470,561

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Stockholders' Equity (Deficit) For The Years Ended
March 31, 2004 and 2003

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2002	456,300	$456	$40,804	$(105,697)	$(64,437)

Stock issued for services	47,000	47	7,037		7,084
Fractional shares issued in
reverse split	8	-	-	-	-
Development stage net (loss)	-	-	-	(137,017)	(137,017)
Balances, March 31, 2003	503,308	$503	$47,841	$(242,714)	$(194,370)

Stock issued for BlueSky option	675,000	675	91,125		91,800
Less, Related expenses			(3,499)		(3,499)
Development stage net (loss)				(126,518)	(126,518)
Balances, March 31, 2004	1,178,308	$1,178	$135,467	$(369,232)	$(232,587)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
March 31, 2004 and 2003

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2004	2004	2003
Cash flows from operating activities:
Net (loss)	$(369,232)	$(126,518)	$(137,017)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	91,700	-
(Decrease) increase in accounts payable and
accrued expenses	145,723	19,752	52,381
Net cash flows from operating activities	(131,809)	(15,066)	(84,636)

Cash flows from investing activities:
Acquisition of BlueSky option	(91,800)	(91,800)	-
Less, Capital stock issued therefor	91,800	91,800	-
(Increase) in deferred charges	(60,395)	-	(17,916)
Abandoned acquisition costs	57,509	-	57,509
Decrease (increase) in website development costs	-	-	-
Net cash flows from investing activities	(2,886)	-	39,593

Cash flows from financing activities:
Advances from related parties	89,850	18,565	37,959
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with stock issued	(3,499)	(3,499)	-
Common stock issued for services	7,084	-	7,084
Net cash flows from financing activities	134,695	15,066	45,043
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69		$9
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2004 and 2003

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business – Jupiter Enterprises, Inc. (the Company) is a Nevada corporation incorporated on March 12, 1999.

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
March 31, 2004 and 2003

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,645
05/02/03	Shares issued for BlueSky option	675,000	0.1360	91,800
	Less, Related expenses			(3,499)
	Cumulative total	1,178,308		$136,646

During the year ended March 31, 2003, the Company issued 47,000 shares of stock to a consultant and a law firm for services. The shares were valued at the estimated fair value at the time issued, or the amount for which the recipient sold them. During the year ended March 31, 2004, the Company issued 675,000 shares to acquire the BlueSky option, described below. The shares were valued at $91,800, which

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2004 and 2003

represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%.

The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2004, no preferred stock series had been created.

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

The provision for refundable Federal income tax consists of the following:

	2004	2003
Refundable Federal income tax attributable to:
Current operations	$(43,000)	$(46,600)
Less, Limitation due to absence of prior
year taxable income	43,000	46,600
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of March 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax asset attributable to:
Net operating loss carryover	$(125,500)	$(82,500)
Less, Valuation allowance	125,500	82,500
Net deferred tax asset	-	-

At March 31, 2004, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires March 31,	Amount
2019	$ 1,874
2020	8,400
2021	38,459
2022	56,964
2023	137,017
2024	126,518
Total net operating loss carryover	$ 369,232

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2004 and 2003

Note 4 - Related party transactions:
As of March 31, 2004 and 2003, the Company owed $89,850 and $71,285, respectively to an entity controlled by the Company's administrative manager. The entity's management fees for the years ended March 31, 2004 and 2003 were -0- and $16,050 respectively. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans or from operations.

Note 5 – Commitments:
Prior to September 30, 2001, the Company's principal place of business and corporate offices occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease. The Company has since vacated the space and has not incurred rent expense since September 30, 2001.

Note 6 - Uncertainty, going concern:
At March 31, 2004, the Company was not currently engaged in a business, had suffered substantial losses from development stage activities to date, and had negative net worth approximating $232,000. Although management is currently attempting to implement its business plan (see Notes 1 and 7) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Acquisition agreements:
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

In February 2002, the Company entered into an agreement with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. As a result of the termination, deferred charges in the amount of $57,509 related to the intended acquisition were expensed in the year ended March 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing BlueSky Kspan Steel Construction Co., Ltd ("BlueSky").

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

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for an option to acquire all of BlueSky's stock, as described above. The option was valued at $91,800, which represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2004 and 2003

As of July 13, 2004, the acquisition of BlueSky had not been consummated. The acquisition is still pending, but government permits are required before a structure and price can be developed and finalized. Therefore, during the quarter ended March 31, 2004, the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

Note 8 – Stock based compensation plan:
On April 15, 2002, the Company established a stock-based compensation plan for selected eligible participants of the Company and its affiliated corporations. The board of directors, or a committee designed by it, will administer the plan. Under the plan, stock options, the right to acquire shares of common stock, and stock awards, the grant of common shares issuable directly rather than upon exercise of an option, may be granted to employees, directors, officers, consultants or advisors of the Company who are designated to be eligible. The maximum number of shares to be granted under this plan is 125,000. The plan expires April 15, 2007 and may be extended by action of the board of directors. The plan is non-transferable. As of July 13, 2004, no shares have been issued under the plan.

Note 9 – Recent accounting pronouncements:
The following recent accounting pronouncements:

FASB Statements

Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

and FASB Interpretations

Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

are not currently expected to have a material effect on our financial Statements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers of the Company. The Company has a Board of Directors which is currently comprised of one member. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

The directors and executive officers of the Company, their ages, positions in the Company and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position	Director Since

Alexander Chen	58	Chief Executive Officer, Chief Financial Officer, Treasurer, Director	November 2001

Alexander Chen, Chief Executive Officer, Chief Financial Officer, Treasurer, Director -- Mr. Chen was the co-founder of Beijing MingHe Tech-trade Development Company and as Vice-Manager he was responsible for day-to-day operations. Later, as the vice president of MingHe Group, Mr. Chen participated in the development of the Group's business plan and was responsible for its execution. Mr. Chen is a graduate of the Foreign Language Department, NanKai University, Tianjin in 1966 and until 1992 was a professor of Beijing Second Foreign Language University. He is also a director of Wood Products, Inc., a SEC reporting company.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

Code of Ethics

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China 100009.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with except as follows: Alexander Chen has not filed his Initial Statement of Beneficial Ownership of Securities on Form 3.

Item 10. Executive Compensation

General

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries during the years ended March 31, 2002, 2003 and 2004.

Summary Compensation Table

		Annual Compensation

(a)	(b)	(c)	(d)	(e)
Name And	Year Ended	Salary	Bonus	Other Annual
Principal Position	March 31	($)	($)	Compensation
				($)

Michael J. A. Harrop, former CEO	2004	$0	$0	$0
(n1)	2003	$0	$0	$0
	2002	$0	$0	$0

		Long Term Compensation
		Awards		Payouts

(a)	(b)	(f)	(g)	(h)	(i)
Name And	Year	Restricted			All Other
Principal Position	Ended	Stock	Shares	LTIP	Compensation
	March 31	Award(s)	Underlying	Payouts	($)
		($)	Options	($)

Michael J. A. Harrop,	2004	$0	$0	$0	$0
former CEO	2003	$0	$0	$0	$0
	2002	$0	$0	$0	$0

(n1) Mr. Harrop resigned on July 27, 2004.

Option/SAR Grants in Last Fiscal Year

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year ended March 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no stock options were exercised by the Company's executive officers during fiscal year ended March 31, 2004.

Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year ended March 31, 2004.

Compensation of Directors

The Company did not pay any compensation to its directors for service provided as a director during fiscal year ended March 31, 2004. There are no formal or informal understandings or arrangements relating to compensation. However, the Company's directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company's business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

Employment Contracts

There are no formal employment agreements with any of the Company's executive officers.

Employee Benefit and Consulting Services Compensation Plan

As of March 31, 2004, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covers up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 30, 2004, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)

Alexander Chen	0	0%
Harper & Harper, Ltd. (3)	675,000	57.3%
Cheryl Harper(4)	87,250	7.4%
Includes all officers and directors of the Company as a group (1 person)	0	0%
	1,178,308	100%

(1)
Unless otherwise indicated, all shares are beneficially owned by the persons named. Unless otherwise indicated, the address of each person is No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China 100009.

(2)
Based upon 1,178,308 shares outstanding at July 30, 2004, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3)	The address for Harper & Harper Ltd. is: You Yi Cun Liuying Park No. 8, Huangsi Dajie, Beijing, PRC 100011.

(4)
The address for Cheryl Harper is You Yi Cun Liuying Park No. 8, Huangsi Dajie, Beijing, PRC 100011. Ms. Harper's beneficial ownership includes 5,000 shares owned by her husband. Mr. and Mrs. Harper are principals of Harper & Harper, Ltd. For purposes of this table, their ownership is listed separately.

Equity Compensation Plan Information

The following information concerning the Company's equity compensation plan is as of the end of the fiscal year ended March 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	-0-	N/A	100,000
Total	-0-	N/A	100,000

As of March 31, 2004, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covered up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

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

Item 12. Certain Relationships and Related Transactions

On May 2, 2003, pursuant to an agreement dated January 31, 2003, the Company issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd. ("H&H") in exchange for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Constitution Company, Ltd., a Chinese corporation. As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of BlueSky.

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky (H&H owns approximately 23% of BlueSky). Pursuant to the Agreement, the Company will obtain 100% of the outstanding share of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed. Closing of the transaction has been substantially delayed, but remains pending.

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

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant's registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

(b) Reports on Form 8-K

The Company did not file any Current Reports during the quarter ended March 31, 2004.

Item 14. Principal Accountant Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Bateman & Co., Inc., P.C., CPAs ("Bateman"), as well as the fees charged by Bateman for such services. In its review of non-audit service fees and its appointment of Bateman as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Bateman's independence. All of the services provided and fees charged by Bateman in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Bateman for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2004 and 2003 were $13,671 and $12,697, respectively.

Audit-Related Fees

There were no other fees billed by Bateman during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed for professional services rendered by Bateman for tax compliance services in fiscal years 2004 and 2003 were $51 and $788, respectively.

All Other Fees

There were no other fees billed by Bateman during the last two fiscal years for products and services provided by Bateman.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2004	JUPITER ENTERPRISES, INC. By: /s/ Alexander Chen Alexander Chen, Chief Executive Officer & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 3, 2004 /s/ Alexander Chen Alexander Chen, Director

EXHIBIT INDEX

Exhibit Number and Brief Description.

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

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant's registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).