Form 10QSB
period 2004-06-30
JUPITER ENTERPRISES INC
filed 2004-08-31
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

011 86 10 64049701
(issuer's telephone number)

94 Rue de Lausanne, CH1202, Geneva, Switzerland
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
As of August 27, 2004, the issuer had 1,178,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

JUPITER ENTERPRISES, INC. (A development stage enterprise) Index to Financial Statements

JUPITER ENTERPRISES, INC. (A development stage enterprise) Balance Sheet (Unaudited)

June 30,
2004
ASSETS
Current assets:
Cash	$-
Total current assets	-

Other assets:
Option to acquire Beijing Bluesky Kspan Steel Construction Co., Ltd	100
Deferred charges	2,886
Total other assets	2,986
Total assets	$2,986

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$146,199
Due to related parties	92,525
Total current liabilities	238,724

Total liabilities	238,724

Commitments and contingencies	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
1,178,308 shares issued and outstanding	1,178
Capital in excess of par value	135,467
Deficit accumulated during the development stage	(372,383)
Total stockholders' equity	(235,738)
Total liabilities and stockholders' equity	$2,986

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC. (A development stage enterprise) Statements of Loss (Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Quarter Ended June 30,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses	223,105	3,151	14,286
Operating income (loss)	(223,105)	(3,151)	(14,286)

Other income (expense):
Expenses in connection with abandoned acquisition	(57,509)	-	-
Impairment loss	(91,700)	-	-
Interest expense	(69)	-	-
Total other income (expense)	(149,278)	-	-
Income (loss) before taxes on income	(372,383)	(3,151)	(14,286)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(372,383)	$(3,151)	$(14,286)

Basic earnings (loss) per common share		$-	$(0.02)

Weighted average number of shares outstanding		1,178,308	940,945

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC. (A development stage enterprise) Statements of Cash Flows (Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Quarter Ended June 30,
	2004	2004	2003
Cash flows from operating activities:
Net (loss)	$(372,383)	$(3,151)	$(14,286)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	-	-
(Decrease) increase in accounts payable	146,199	476	9,894
Net cash flows from operating activities	(134,484)	(2,675)	(4,392)

Cash flows from investing activities:
Acquisition of BlueSky option	(91,800)		(91,800)
Less, Stock issued in connection therewith	91,800	-	91,800
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	57,509	-	-
Net cash flows from investing activities	(2,886)	-	-

Cash flows from financing activities:
Advances from related parties	92,525	2,675	7,891
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with capital changes	(3,499)	-	(3,499)
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	137,370	2,675	4,392
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements June 30, 2004

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report for the year ended March 31, 2004. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ended March 31, 2005.

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

As of August 18, 2004, the acquisition of BlueSky had not been consummated. The acquisition is still pending, but government permits are required before a structure and price can be developed and finalized. Therefore, during the quarter ended March 31, 2004, the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

JUPITER ENTERPRISES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements June 30, 2004

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,644
05/02/03	Shares issued for BlueSky option	675,000		91,800
	Less, Related expenses			(3,499)
	Cumulative total	1,178,308		$136,645

Note 3 - Uncertainty, going concern:
At June 30, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended March 31, 2004), is seeking to acquire certain assets as described in Note 1 above, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jupiter Enterprises, Inc. (the "Company") has generated no revenues in the cumulative period from inception (March 12, 1999) through the period ended June 30, 2004. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed. Closing of the transaction has been substantially delayed, but remains pending. For the year ended March 31, 2004, the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds – None.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Securities Holders – None.

Item 5. Other Information

Effective August 17, 2004, the Board appointed Chris Harper as Chairman, CEO and President to replace Michael J.A. Harrop, who recently resigned as an officer and director on July 27, 2004.

Mr. Harper began his career in 1966, founding Georgia Thread Mill Corporation. Georgia Thread Mill diversified from thread manufacturing in early 1970 through the purchase of Keytronics, a computer memory and technical equipment manufacturer, which was sold to Memorex Corporation in 1978. Mr. Harper then formed Cavalier Oil Company, which developed into an international oil and gas group with drilling, exploration and production in Africa, South America and Canada, and was sold to Tiperrary Corporation in the early 1980s. Mr. Harper continued to invest in the natural resources industry, developing gold mining operations in Africa, coal and copper mining in the United States, tin and coal mining in England and gold and asbestos mining in Canada. After successfully listing companies on the London, United States and German stock exchanges, Mr. Harper began to concentrate his efforts on developing the merchant banking aspects of the company. Mr. Harper has participated in various roles, including the formation, development, financing and public listing of over fifty companies on the stock exchanges of five countries.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description
Number

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

2.7
Termination Agreement by and among the Company, The MingHe Group and Yin Mingshan dated January 31, 2003. (Incorporated by reference to Exhibit 2.7 of the quarterly report on Form 10- QSB for the period ended December 31, 2002).

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

(b) Reports on Form 8-K

The Company did not file any Current Reports during the quarter ended June 30, 2004.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: August 31, 2004	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

2.7
Termination Agreement by and among the Company, The MingHe Group and Yin Mingshan dated January 31, 2003. (Incorporated by reference to Exhibit 2.7 of the quarterly report on Form 10- QSB for the period ended December 31, 2002).

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