Form 10QSB
period 2004-09-30
JUPITER ENTERPRISES INC
filed 2004-12-13
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

011 86 10 64049701
(issuer’s telephone number)

____________________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of
December 9, 2004, the issuer had 1,178,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

ii

JUPITER ENTERPRISES, INC. (A development stage enterprise) Balance Sheet (Unaudited)

September 30,
2004
ASSETS
Current assets:
Cash	$-
Total current assets	-

Other assets:
Option to acquire Beijing Bluesky Kspan Steel
Construction Co., Ltd	100
Deferred charges	2,886
Total other assets	2,986
Total assets	$2,986

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$153,409
Due to related parties	99,417
Total current liabilities	252,826

Total liabilities	252,826

Commitments and contingencies	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000
shares authorized,
1,178,308 shares issued and outstanding	1,178
Capital in excess of par value	135,467
Deficit accumulated during the development	(386,485)
stage
Total stockholders' equity	(249,840)
Total liabilities and stockholders' equity	$2,986

The accompanying notes are an integral part of these statements

JUPITER ENTERPRISES, INC. (A development stage enterprise) Statements of Loss (Unaudited)

	Inception,
	March 12, 1999
	through
	September 30,	Six Months Ended September 30,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative
expenses	237,207	17,253	25,579
Operating income (loss)	(237,207)	(17,253)	(25,579)

Other income (expense):
Expenses in connection with
abandoned acquisition	(57,509)	-	-
Impairment loss	(91,700)	-	-
Interest expense	(69)	-	-
Total other income			-
(expense)	(149,278)	-
Income (loss) before taxes
on income	(386,485)	(17,253)	(25,579)

Provision (credit) for taxes on
income	-	-	-
Net (loss)	$(386,485)	$(17,253)	$(25,579)

Basic earnings (loss) per
common share		$(0.01)	$(0.02)

Weighted average number of
shares outstanding		1,178,308	1,060,275

The accompanying notes are an integral part of these statements

JUPITER ENTERPRISES, INC. (A development stage enterprise) Statements of Loss (Unaudited)

	Quarter Ended September 30,
	2004	2003

Revenues	$-	$-

General and administrative expenses
	14,102	11,293
Operating income (loss)
	(14,102)	(11,293)

Other income (expense):
Expenses in connection with abandoned
acquisition	-	-
Impairment loss	-	-
Interest expense	-	-
Total other income (expense)	-	-
Income (loss) before taxes on income
	(14,102)	(11,293)

Provision (credit) for taxes on income	-	-
Net (loss)	$(14,102)	$(11,293)

Basic earnings (loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,178,308	1,178,308

The accompanying notes are an integral part of these statements

JUPITER ENTERPRISES, INC. (A development stage enterprise) Statements of Cash Flows (Unaudited)

	Inception,
	March 12, 1999
	through
	September 30,	Six Months Ended September 30,
	2004	2004	2003
Cash flows from operating activities:

Net (loss)	$(386,485)	$(17,253)	$(25,579)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	-	-
(Decrease) increase in accounts payable	153,409	7,686	21,087

Net cash flows from operating activities	(141,376)	(9,567)	(4,492)

Cash flows from investing activities:

Acquisition of BlueSky option	(91,800)	-	(91,800)
Less, Stock issued in connection therewith	91,800	-	91,800

(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	57,509	-	-

Net cash flows from investing activities	(2,886)	-	-

Cash flows from financing activities:
Advances from related parties	99,417	9,567	7,991
Proceeds from sale of common stock	41,260	-	-

Expenses in connection with capital changes	(3,499)	-	(3,499)
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	144,262	9,567	4,492
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements

JUPITER ENTERPRISES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements September 30, 2004

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2004. Operating results for the six months and quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ended March 31, 2005.

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

In November, 2001, the Company entered into an agreement to acquire all of the outstanding shares of Beijing MingHe-Han Science and Technology Co., Ltd. (“MHST”), a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. The consideration was to be 1,500,000 shares of post-split shares. However, the agreement was subsequently rescinded and canceled, and has not been reflected in the accompanying financial statements.

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

As of November 18, 2004, the acquisition of BlueSky had not been consummated. The acquisition is still pending, but government permits are required before a structure and price can be developed and finalized. Therefore, during the quarter ended March 31, 2004, the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

JUPITER ENTERPRISES, INC. (A development stage enterprise) Notes to Unaudited Financial Statements September 30, 2004

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,644
05/02/03	Shares issued for BlueSky option	675,000		91,800
	Less, Related expenses			(3,499)
	Cumulative total	1,178,308		136,645

Note 3 - Uncertainty, going concern:
At September 30, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2004), is seeking to acquire certain assets as described in Note 1 above, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through the period ended September 30, 2004. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

On January 31, 2003, the Company entered into a Termination Agreement with MingHe and Yin Mingshan, the sole shareholder of MingHe. Pursuant to the Termination Agreement, the Acquisition Agreement was terminated. Mr. Mingshan also resigned as a director and officer of the Company, effective December 31, 2002. The Company also issued 675,000 shares of its restricted common stock to Harper & Harper, Ltd (“H&H”) in exchange for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Constitution Company Ltd. (“BlueSky”). As a result of the issuance to H&H, H&H holds a controlling interest in the Company. H&H also owns approximately 23% of BlueSky.

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

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b) Reports on Form 8-K

The Company did not file any Current Reports during the quarter ended September 30, 2004.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: December 13, 2004	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).