Form 10QSB
period 2004-12-31
JUPITER ENTERPRISES INC
filed 2005-03-17
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Exact name of small business issuer as specified in it charter)

NEVADA	98-0208667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China 100009
(Address of principal executive offices)

011 86 10 64049701
(issuer’s telephone number)

___________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 16, 2005, the issuer had 1,178,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheets
December 31, 2001 (Unaudited) and March 31, 2001

	December 31,
	2001	March 31,
ASSETS	(Unaudited)	2001
Current assets:
Cash	$-	$100
Prepaid expenses	-	148
Total current assets	-	248

Other assets:
Website development costs in progress	-	1,000
Total other assets	-	1,000

Total assets	$-	$1,248

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,241	$4,908
Due to related parties	23,949	3,813
Total current liabilities	27,190	8,721

Total liabilities	27,190	8,721

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
9,126,000 shares issued and outstanding	9,126	9,126
Capital in excess of par value	32,134	32,134
Deficit accumulated during the development stage	(68,450)	(48,733)
Total stockholders' equity	(27,190)	(7,473)
Total liabilities and stockholders' equity	$-	$1,248

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
December 31, 2001 and 2000
(Unaudited)

	Inception,
	March 12, 1999
	through
	December 31,	Nine Months Ended December 31,
	2001	2001	2000

Revenues	$-	$-	$-

General and administrative expenses:
Legal and professional fees	56,124	16,593	25,696
Other administrative expenses	12,268	3,066	7,856
Total operating expenses	68,392	19,659	33,552
(Loss) from operations	(68,392)	(19,659)	(33,552)

Other income (expense):
Other income	-	-	-
Interest expense	(58)	(58)	-
Total other income (expense)	(58)	(58)	-
(Loss) before taxes	(68,450)	(19,717)	(33,552)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$(68,450)	$(19,717)	$(33,552)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		9,126,000	8,947,505

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
December 31, 2001 and 2000
(Unaudited)

	Quarter Ended December 31,
	2001	2000

Revenues	$-	$-

General and administrative expenses:
Legal and professional fees	7,559	5,843
Other administrative expenses	1,489	4,721
Total operating expenses	9,048	10,564
(Loss) from operations	(9,048)	(10,564)

Other income (expense):
Other income	-	-
Interest expense	29	-
Total other income (expense)	29	-
(Loss) before taxes	(9,019)	(10,564)

Provision (credit) for taxes on income:
Current	-	-
Deferred	-	-
Total provision (credit) for taxes on income	-	-
Net (loss)	$(9,019)	$(10,564)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,126,000	9,126,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
December 31, 2001 and 2000
(Unaudited)

	Inception,
	March 12, 1999
	through
	December 31,	Nine months ended December 31,
	2001	2001	2000
Cash flows from operating activities:
Net (loss)	$(68,450)	$(19,717)	$(33,552)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Decrease (increase) in prepaid expenses	-	148	167
(Decrease) increase in accounts payable and
accrued expenses	3,241	(1,667)	2,578
(Decrease) increase in due to related parties	23,949	20,136	1,263
Net cash provided (used) by operating
activities	(41,260)	(1,100)	(29,544)

Cash flows from investing activities:
Decrease (increase) in website development costs in progress	-	1,000	(1,000)
Net cash provided (used) by investing activities	-	1,000	(1,000)

Cash flows from financing activities:
Proceeds from sale of common stock	41,260	-	6,060
Change in stock subscription held in trust	-	-	(1,575)
Net cash provided (used) by financing activities	41,260	-	4,485

Net increase (decrease) in cash and equivalents	-	(100)	(26,059)

Cash and equivalents, beginning of period	-	100	26,462
Cash and equivalents, end of period	$-	$-	$403

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
December 31, 2001 and 2000
(Unaudited)

	Quarter ended December 31,
	2001	2000
Cash flows from operating activities:
Net (loss)	$(9,077)	$(10,564)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Decrease (increase) in prepaid expenses	-	4,011
(Decrease) increase in accounts payable and
accrued expenses	1,693	1,769
(Decrease) increase in due to related parties	6,195	1,500
Net cash provided (used) by operating
activities	(1,189)	(3,284)

Cash flows from investing activities:
Decrease (increase) in website development costs in progress	1,000	-
Net cash provided (used) by investing activities	1,000	-

Cash flows from financing activities:
Net cash provided (used) by financing activities	-	-

Net increase (decrease) in cash and equivalents	(189)	(3,284)

Cash and equivalents, beginning of period	189	3,687
Cash and equivalents, end of period	$-	$403

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
December 31, 2001

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2001. Operating results for the nine months ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ended March 31, 2002.

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

Note 2 - Related party transactions:
The former Company’s directors have advanced funds from time to time to finance the Company’s operations. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans. Such advances totaled $23,950 at December 31, 2001.

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

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
December 31, 2001

	December 31,	December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Refundable Federal income tax attributable to:
Current operations	$(6,700)	$(11,400)
Change in deferred tax amounts	6,700	11,400
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	December 31,	December 31,
	2001	2000
	(Unaudited)	(Unaudited)
Deferred tax asset attributable to:
Net operating loss carryover	$(23,200)	$(14,900)
Less, Valuation allowance	23,200	14,900
Net deferred tax asset	$-	$-

At March 31, 2001, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires:	Amount
March 31, 2019	$1,874
March 31, 2020	8,400
March 31, 2021	38,459
Total net operating loss carryover	$48,733

Note 4 – Website development costs:
The Company had incurred and capitalized Website Developments Costs of $1,000 prior to December 31, 2000. During the quarter ended December 31, 2001, the Company abandoned plans to complete the website. Accordingly, unamortized costs of $1,000 were charged to expense at December 31, 2001.

Note 5 – Commitments:
Prior to September 30, 2001, the Company’s principal place of business and corporate offices occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease, and incurred rent expense of $750 during the six months ended September 30, 2001. The Company has since vacated the space and has not incurred rent expense since September 30, 2001.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
December 31, 2001

Note 6 – Forward Stock Split:
On December 10, 2001, the Company completed a 3 for 1 forward stock split whereby three shares of the Corporation’s $0.01 par value common stock outstanding were issued for every one share outstanding. The split has been retroactively reflected in the accompanying financial statements.

Note 7 – Acquisition agreement with Beijing MingHe-Han Science and Technology Co., Ltd.: In November, 2001, the Company entered into an agreement to acquire all of the outstanding shares of Beijing MingHe-Han Science and Technology Co., Ltd. (“MHST”), a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. The consideration was to be 30,000,000 shares of post-split shares. However, the agreement was subsequently rescinded and canceled, and has not been reflected in the accompanying financial statements.

On February 13, 2002, the Company agreed to issue 30,000,000 post-split shares to the shareholders of MHST to acquire certain operating assets, including a fabrication plan in the Shunyi District, Beijing, Peoples’ Republic of China, which includes 12.6 hectares of industrial zoned land, a four story office building, and approximately 40,000 square feet of factory space. The transaction is to be closed when necessary legal requirements in the Peoples’ Republic of China to transfer title and legal ownership have been completed.

Note 8 - Uncertainty, going concern:
At December 31, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2001), is seeking to acquire certain assets as described in Note 7, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through the period ended December 31, 2004. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction did not close. The Company has now terminated this Agreement.

The Company's cash requirements during the next twelve months will relate to maintaining its status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities.

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

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith)

(b)     Reports on Form 8-K

The Company did not file any Current Reports during the quarter ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: March 16, 2005	By:	/s/ Chris Harper

Chris Harper, Chief Executive Officer

	By:	/s/ Alexander Chen

Alexander Chen, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
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

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith)