Form 10QSB/A
period 2004-12-31
JUPITER ENTERPRISES INC
filed 2005-04-04
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements

Balance Sheet -
December 31, 2004	F-2

Statements of Loss -
For the periods ended December 31, 2004 and 2003	F-3
For the quarters ended December 31, 2004 and 2003	F-4

Statement of Cash Flows -
For the periods ended December 31, 2004 and 2003	F-5

Notes to Financial Statements -
December 31, 2004	F-6

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

December 31,
2004
ASSETS
Current assets:
Cash	$-
Total current assets	-
Total assets	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$152,338
Due to related parties	106,671
Total current liabilities	259,009

Total liabilities	259,009

Commitments and contingencies	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
1,178,308 shares issued and outstanding	1,178
Capital in excess of par value	135,467
Deficit accumulated during the development stage	(395,654)
Total stockholders' equity	(259,009)
Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss
(Unaudited)

	Inception,
	March 12, 1999
	through
	December 31,	Nine Months Ended December 31,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses	243,390	23,436	30,085
Operating income (loss)	(243,390)	(23,436)	(30,085)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	(2,986)	-
Impairment loss	(91,700)	-	-
Interest expense	(69)	-	-
Total other income (expense)	(152,264)	(2,986)	-
Income (loss) before taxes on income	(395,654)	(26,422)	(30,085)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(395,654)	$(26,422)	$(30,085)

Basic earnings (loss) per common share		$(0.02)	$(0.03)

Weighted average number of shares outstanding		1,178,308	1,178,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss
(Unaudited)

	Quarter Ended December 31,
	2004	2003

Revenues	$-	$-

General and administrative expenses	6,183	4,506
Operating income (loss)	(6,183)	(4,506)

Other income (expense):
Expenses in connection with abandoned acquisition	(2,986)	-
Impairment loss	-	-
Interest expense	-	-
Total other income (expense)	(2,986)	-
Income (loss) before taxes on income	(9,169)	(4,506)

Provision (credit) for taxes on income	-	-
Net (loss)	$(9,169)	$(4,506)

Basic earnings (loss) per common share	$(0.01)	$-

Weighted average number of shares outstanding	1,178,308	1,178,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Inception,
	March 12, 1999
	through
	December 31,	Nine Months Ended December 31,
	2004	2004	2003
Cash flows from operating activities:
Net (loss)	$(395,654)	$(26,422)	$(30,085)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	-	-
(Decrease) increase in accounts payable	152,338	6,615	17,519
Net cash flows from operating activities	(151,616)	(19,807)	(12,566)

Cash flows from investing activities:
Acquisition of BlueSky option	(91,800)	-	(91,800)
Less, Stock issued in connection therewith	91,800	-	91,800
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	2,986	-
Net cash flows from investing activities	100	2,986	-

Cash flows from financing activities:
Advances from related parties	106,671	16,821	16,065
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with capital changes	(3,499)	-	(3,499)
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	151,516	16,821	12,566
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
December 31, 2004

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2004. Operating results for the nine months and quarter ended December 31, 2004, are not necessarily indicative of the results that can be expected for the year ended March 31, 2005.

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

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for the option to acquire all of BlueSky’s stock, as described above. The option had been determined to be impaired, and had been written down on our books to $100.

In connection with the pending acquisition, the Company had incurred $2,886 in legal fees. These costs were to be capitalized as part of the cost of the assets acquired when the acquisition was completed. During the quarter ended December 31, 2004, the plans to exercise the option and acquire BlueSky were abandoned. Accordingly, the option carried at $100 and deferred legal fees of $2,886 were charged to expense. The total charge was $2,986.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Unaudited Financial Statements
December 31, 2004

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

Note 3 - Uncertainty, going concern:

At December 31, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2004), is seeking to acquire certain assets as described in Note 1 above, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUPITER ENTERPRISES, INC.

Date: April 4, 2005	By:	/s/ Chris Harper

Chris Harper, Chief Executive Officer

Date: April 4, 2005	By:	/s/ Alexander Chen

Alexander Chen, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
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