Form 10KSB
period 2005-03-31
JUPITER ENTERPRISES INC
filed 2005-08-12
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Issuer’s telephone number: 011-86-10-64049701

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State the Issuer’s revenues for its most recent fiscal year: $0.00.

As of August 2, 2005, the aggregate market value of the voting stock held by non-affiliates, approximately 237,813 shares of Common Stock, was approximately $237,813 based on an average of the bid and ask prices of approximately $1.00 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of August 2, 2005 was 4,678,308 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

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

Description of Business

History

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

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed. Closing of the transaction has been substantially delayed, but remains pending. During the quarter ended March 31, 2004 the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized. The Company terminated the agreement in late 2004 and wrote off the remaining value of the option.

Current Activities

As of March 31, 2005, the Company was not actively engage in any business activities. However, subsequent to the end of the period covered by this report, the Company began to pursue a new business venture and is now focusing on the rapidly expanding domestic Chinese automobile manufacturing industry. This includes the domestic sales market, export market, automobile parts manufacturing for both domestic and export sales and automotive franchise repair and service opportunities. The Company opportunistically seeks undervalued industrial enterprises where it can contribute valuable management expertise and/or capital to extract locked-in value and increase shareholder equity.

The Company recently announced that it has been given the rights to negotiate for the Chinese government-owned motor vehicle industry in the European Union. Through a contractual relationship, Jupiter Enterprises, Inc. will be the exclusive representative of China National Automotive Industry Consultant and Developing Corporation, serving as its agent to the European Union for mergers and acquisitions of automotive technologies and manufacturing. The China National Automotive Industry Consultant and Developing Corporation is a Chinese bureau of commerce that represents state-owned automotive manufacturing enterprises including car, bus, and truck manufacturers.

The Company also announced a joint venture with Ningbo Shenjiang Industry. Ningbo Shenjiang Industry has obtained a Certificate from the China Construction Bank Co. stating that it has "AAA class" credit. The Certificate also states that Ningbo Shenjiang Industry has 600 million RMB (approximately USD$72.5 million) available for acquisitions. Ningbo Shenjiang Industry is part of the Chinese motor vehicle industry, manufacturing autos, buses and motorcycles with an output of 100,000 units annually. The Company is currently negotiating for the purchase of several automotive assets in order to provide Ningbo Shenjiang Industry with the appropriate technology to enter the U.S. and European automotive markets from China.

The Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and is currently being used in the armored car industry. Applications include any multiple vehicle users. The Company is currently concentrating on sales to the budding rental car market in China and the massive taxi fleet industry of China. Beijing alone boasts over 50,000 taxis in daily use, managed by four companies. Fleet management applications have become a necessity and competition is non-existent. China will complete the launch of its GPS satellite systems in the near future and although competition exists in China for GPS software, the industry is still in its infancy.

Employees

The two officers of the Company constitutes the Company’s only employees.

Description of Property

The Company owns no real property.

Legal Proceedings

There are no pending legal proceedings involving the Company.

Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Common Stock of the Company is currently listed on the Over the Counter Bulletin Board system and trading under the symbol “JPTR[E]”. There is a limited public market for the common stock of the Company. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

March 31, 2005	$0.75	$0.20
December 31, 2004	$0.45	$0.31
September 30, 2004	$0.40	$0.25
June 30, 2004	$1.55	$0.45

March 31, 2004	$2.00	$1.01
December 31, 2003	$2.10	$0.90
September 30, 2003	$1.00	$0.20
June 30, 2003	$0.80	$0.17

Holders

As of August 2, 2005, there were approximately 38 holders of record of the Company’s common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

The Company has paid no cash dividends on its common stock and management does not anticipate that dividends will be paid in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fiscal year ended March 31, 2005.

Sales of Unregistered Securities

The Company did not issue or sell any of its securities without registration during the fiscal year ended March 30, 2005.

On May 9, 2005, the Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and is currently being used in the armored car industry. In exchange for the license, the Company issued 3.5 million shares of its restricted common stock to Harper & Harper Ltd, an affiliate of the Company.

Subsequent to the end of the fiscal year, on May 9, 2005, the Company issued 3.5 million shares of restricted common stock to Harper & Harper Ltd, an affiliate of the Company, in exchange for an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The Company believes that this transaction was exempt from registration under Section 4(2) and Rule 506 of the Securities Act of 1933. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through the fiscal year ended March 31, 2005. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction has not yet closed. Closing of the transaction has been substantially delayed, but remains pending. During the quarter ended March 31, 2004 the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized. The Company terminated the agreement in late 2004 and wrote off the remaining value of the option.

Recent Developments

As of March 31, 2005, the Company was not actively engage in any business activities. However, subsequent to the end of the period covered by this report, the Company began to pursue a new business venture and is now focusing on the rapidly expanding domestic Chinese automobile manufacturing industry. This includes the domestic sales market, export market, automobile parts manufacturing for both domestic and export sales and automotive franchise repair and service opportunities. The Company opportunistically seeks undervalued industrial enterprises where it can contribute valuable management expertise and/or capital to extract locked-in value and increase shareholder equity.

The Company recently announced that it has been given the rights to negotiate for the Chinese government-owned motor vehicle industry in the European Union. Through a contractual relationship, Jupiter Enterprises, Inc. will be the exclusive representative of China National Automotive Industry Consultant and Developing Corporation, serving as its agent to the European Union for mergers and acquisitions of automotive technologies and manufacturing. The China National Automotive Industry Consultant and Developing Corporation is a Chinese bureau of commerce that represents state-owned automotive manufacturing enterprises including car, bus, and truck manufacturers.

The Company also announced a joint venture with Ningbo Shenjiang Industry. Ningbo Shenjiang Industry has obtained a Certificate from the China Construction Bank Co. stating that it has "AAA class" credit. The Certificate also states that Ningbo Shenjiang Industry has 600 million RMB (approximately USD$72.5 million) available for acquisitions. Ningbo Shenjiang Industry is part of the Chinese motor vehicle industry, manufacturing autos, buses and motorcycles with an output of 100,000 units annually. The Company is currently negotiating for the purchase of several automotive assets in order to provide Ningbo Shenjiang Industry with the appropriate technology to enter the U.S. and European automotive markets from China.

The agreement with Ningbo requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., an affiliate of the Company, has agreed to contribute this asset to the Company for use in the joint venture with Ninbo for no consideration. As of June 30, 2005, the asset transfer has not been competed.

The Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and is currently being used in the armored car industry. Applications include any multiple vehicle users. The Company is currently concentrating on sales to the budding rental car market in China and the massive taxi fleet industry of China. Beijing alone boasts over 50,000 taxis in daily use, managed by four companies. Fleet management applications have become a necessity and competition is non-existent. China will complete the launch of its GPS satellite systems in the near future and although competition exists in China for GPS software, the industry is still in its infancy.

There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company requires financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 11, 2005, The Company engaged the accounting firm of Lopez, Blevins, Bork & Associates, LLP, of Houston, Texas, to serve as the Company’s new principal independent accountant, and dismissed the accounting firm of Bateman & Co., Inc., P.C. The changes were approved by the Company’s Board of Directors.

Bateman & Co., Inc., P.C. was unable to continue as principal auditor due to the application of U.S. Securities and Exchange Commission rules that require the rotation of the partner in charge of an audit engagement once the partner and concurring review partner have worked on the engagement for five years.

Because Bateman & Co., Inc., P.C. is a small firm, it had no additional partners eligible to work on the audit of the year ending March 31, 2005.

The former accountant’s report on the financial statements for each of the past two fiscal years contained a “going concern” qualification, but did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding the dismissal of Bateman & Co., Inc., P.C., there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Other Information.

On June 6, 2005, the Company recently announced that it has been given the rights to negotiate for the Chinese government-owned motor vehicle industry in the European Union. Through a contractual relationship, Jupiter Enterprises, Inc. will be the exclusive representative of China National Automotive Industry Consultant and Developing Corporation, serving as its agent to the European Union for mergers and acquisitions of automotive technologies and manufacturing. The China National Automotive Industry Consultant and Developing Corporation is a Chinese bureau of commerce that represents state-owned automotive manufacturing enterprises including car, bus, and truck manufacturers.

On June 13, 2005, the Company also announced a joint venture with Ningbo Shenjiang Industry. Ningbo Shenjiang Industry has obtained a Certificate from the China Construction Bank Co. stating that it has "AAA class" credit. The Certificate also states that Ningbo Shenjiang Industry has 600 million RMB (approximately USD$72.5 million) available for acquisitions. Ningbo Shenjiang Industry is part of the Chinese motor vehicle industry, manufacturing autos, buses and motorcycles with an output of 100,000 units annually.

The agreement with Ningbo requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., an affiliate of the Company, has agreed to contribute this asset to the Company for use in the joint venture with Ninbo for no consideration. As of June 30, 2005, the asset transfer has not been competed.

On May 9, 2005, the Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and is currently being used in the armored car industry. In exchange for the license, the Company issued 3.5 million shares of its restricted common stock to Harper & Harper Ltd, an affiliate of the Company.

Financial Statements

The information required by Item 7 and an index thereto commences on the next page.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements
March 31, 2005 and 2004

F-i

Bateman & Co., Inc., P.C.
Certified Public Accountants

5 Briardale Court
Houston, Texas 77027-2904
(713) 552-9800
FAX (713) 552-9700
www.batemanhouston.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Jupiter Enterprises, Inc.

We have audited the accompanying balance sheets of Jupiter Enterprises, Inc. (a Nevada corporation and a development stage enterprise) as of March 31, 2004 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from inception, March 12, 1999, through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2004, and the results of its operations and cash flows for the year then ended and for the period from inception, March 12, 1999, through March 31, 2004, in conformity with U.S. generally accepted accounting principles.

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
July 13, 2004

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Jupiter Enterprises, Inc.

We have audited the accompanying balance sheet of Jupiter Enterprises, Inc. as of March 31, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of Jupiter Enterprises, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Jupiter Enterprises, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Jupiter Enterprises, Inc is not currently engaged in a business, has suffered substantial losses and has negative net worth of approximately $268,000 as of March 31, 2005. These conditions raise substantial doubt about Jupiter Enterprises, Inc.’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 7. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

July 13, 2005

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheets

	March 31,
ASSETS	2005	2004
Current assets:
Cash	$-	$-
Total current assets	-	-

Other assets:
Option to acquire Beijing Bluesky Kspan Steel Construction Co., Ltd	-	100
Deferred charges	-	2,886
Total other assets	-	2,986

Total assets	$-	$2,986

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$155,421	$145,723
Due to related parties	112,425	89,850
Total current liabilities	267,846	235,573

Total liabilities	267,846	235,573

Commitments	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized,
1,178,308 and 1,178,308 shares issued and outstanding	1,178	1,178
Capital in excess of par value	135,467	135,467
Deficit accumulated during the development stage	(404,491)	(369,232)
Total stockholders' deficit	(267,846)	(232,587)
Total liabilities and stockholders' deficit	$-	$2,986

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Operations

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2005	2005	2004

Revenues	$-	$-	$-

General and administrative expenses	252,227	32,273	34,818
Operating (Loss)	(252,227)	(32,273)	(34,818)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	(2,986)	-
Impairment loss	(91,700)	-	(91,700)
Interest expense	(69)	-	-
Total other income (expense)	(152,264)	(2,986)	(91,700)
(Loss) before taxes	(404,491)	(35,259)	(126,518)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$(404,491)	$(35,259)	$(126,518)

Basic earnings (loss) per common share		$(0.03)	$(0.11)

Weighted average number of shares outstanding		1,178,308	1,119,292

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2003	503,308	$503	$47,841	$(242,714)	$(194,370)

Stock issued for BlueSky option	675,000	675	91,125		91,800
Less, Related expenses			(3,499)		(3,499)
Development stage net (loss)				(126,518)	(126,518)
Balances, March 31, 2004	1,178,308	$1,178	$135,467	$(369,232)	$(232,587)

Development stage net (loss)				(35,259)	(35,259)
Balances, March 31, 2005	1,178,308	$1,178	$135,467	$(404,491)	$(267,846)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2005	2005	2004
Cash flows from operating activities:
Net (loss)	$(404,491)	$(35,259)	$(126,518)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	-	91,700
(Decrease) increase in accounts payable and
accrued expenses	155,421	9,698	19,752
Net cash flows from operating activities	(157,370)	(25,561)	(15,066)

Cash flows from investing activities:
Acquisition of BlueSky option	(91,800)	-	(91,800)
Less, Capital stock issued therefor	91,800	-	91,800
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	2,986	-
Decrease (increase) in website development costs	-	-	-
Net cash flows from investing activities	100	2,986	-

Cash flows from financing activities:
Advances from related parties	112,425	22,575	18,565
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with stock issued	(3,499)	-	(3,499)
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	157,270	22,575	15,066
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69		$9
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2005 and 2004

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Jupiter Enterprises, Inc. (the Company) is a Nevada corporation incorporated on March 12, 1999. It is based in Geneva, Switzerland.

The Company is a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. As explained in note 7 below, the Company entered into an agreement in February, 2002 with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing Blue Sky Kspan Steel Construction Co., Ltd (“BlueSky”), as explained in Note 7. During the quarter ended December 31, 2004, the plans to exercise the option and acquire BlueSky were abandoned.

Accordingly, the Company will continue to be in the development stage until such time as it acquires or starts an ongoing business enterprise.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

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

Fair value of financial instruments and derivative financial instruments - The Company has adopted FASB Statement Number 133 concerning Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2005 and 2004

financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,644
05/02/03	Shares issued for BlueSky option	675,000	0.1360	91,800
	Less, Related expenses			(3,499)
	Cumulative total	1,178,308		$136,645

During the year ended March 31, 2003, the Company issued 47,000 shares of stock to a consultant and a law firm for services. The shares were valued at the estimated fair value at the time issued, or the amount for which the recipient sold them. During the year ended March 31, 2004, the Company issued 675,000

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2005 and 2004

shares to acquire the BlueSky option, described below. The shares were initially valued at $91,800, which represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%.

The Company’s articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2004, no preferred stock series had been created.

Note 3 - Federal income tax:

The Company follows FASB Statement Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax for years ending March 31 consists of the following:

	2005	2004
Refundable Federal income tax attributable to:
Current operations	$(12,000)	$(43,000)
Less, Change in valuation allowance	12,000	43,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	2005	2004
Deferred tax asset attributable to:
Net operating loss carryover	$(137,500)	$(125,500)
Less, Valuation allowance	137,500	125,500
Net deferred tax asset	-	-

At March 31, 2005, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires March 31,	Amount
2019	$ 1,874
2020	8,400
2021	38,459
2022	56,964
2023	137,017
2024	126,518
2025	35,259
Total net operating loss carryover	$ 404,491

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2005 and 2004

Note 4 - Related party transactions:

As of March 31, 2005 and 2004, the Company owed $112,425 and $89,850, respectively to an entity controlled by the Company’s administrative manager. The entity’s management fees for the years ended March 31, 2005 and 2004 were $10,700 and $-0- respectively. The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from sales of stock or other loans or from operations, as cash becomes available.

Note 5 – Commitments:

Prior to September 30, 2001, the Company’s principal place of business and corporate offices occupied approximately 400 square feet of shared office space with several other businesses. The company leased this space at $150 per month on a month to month lease. The Company has since vacated the space and has not incurred rent expense since September 30, 2001.

Note 6 - Uncertainty, going concern:

At March 31, 2005, the Company was not currently engaged in a business, had suffered substantial losses from development stage activities to date, and had negative net worth approximating $268,000. Although management is currently attempting to implement its business plan (see Notes 1 and 7) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Abandoned acquisition agreements:

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

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for an option to acquire all of BlueSky’s stock, as described above. The option was valued at $91,800, which represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%. During the quarter ended March 31, 2004, the option to acquire

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2005 and 2004

BlueSky was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

In connection with the pending acquisition, the Company incurred $2,886 in legal fees. These costs were to be capitalized as part of the cost of the assets acquired when the acquisition was completed. During the quarter ended December 31, 2004, the plans to exercise the option and acquire BlueSky were abandoned. Accordingly, the option carried at $100 and deferred legal fees of $2,886 were charged to expense. The total charge was $2,986.

On April 25, 2003, the Board of Directors of Jupiter voted to increase the authorized shares of common stock from 5,000,000 to 100,000,000 to facilitate the BlueSky purchase.

Note 8 – Stock based compensation plan:

On April 15, 2002, the Company established a stock-based compensation plan for selected eligible participants of the Company and its affiliated corporations. The board of directors, or a committee designed by it, will administer the plan. Under the plan, stock options, the right to acquire shares of common stock, and stock awards, the grant of common shares issuable directly rather than upon exercise of an option, may be granted to employees, directors, officers, consultants or advisors of the Company who are designated to be eligible. The maximum number of shares to be granted under this plan is 125,000. The plan expires April 15, 2007 and may be extended by action of the board of directors. The plan is non-transferable. As of March 31, 2005, no shares have been issued under the plan.

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

Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,

Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,

Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,

Number 151, Inventory Costs – an amendment of ARB 43, Chapter 4

Number 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67

Number 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 and FASB Interpretations

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

are not currently expected to have a material effect on our financial Statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2005 and 2004

Note 10 – Subsequent Events (Unaudited):

Subsequent to the end of the fiscal year, on May 9, 2005, the Company issued 3.5 million shares of restricted common stock to Harper & Harper Ltd, an affiliate of the Company, in exchange for an exclusive licensing agreement to distribute Fleet Management and GPS software in China.

Subsequent to the end of the fiscal year, on June 13, 2005, the Company entered into a joint venture with Ningbo Shenjiang Industry. The agreement requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., an affiliate of the Company, has agreed to contribute this asset to the Company for use in the joint venture with Ningbo for no consideration. As of June 30, 2005, the asset transfer has not been completed.

PART III

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

The directors and executive officers of the Company, their ages, positions in the Company and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position	Director Since

Chris Harper	56	Chief Executive Officer, President, Secretary, Director	August 2004

Alexander Chen	62	Chief Financial Officer, Treasurer, Director	November 2001

Chris Harper. Mr. Harper is the Chief Executive Officer, President, Secretary and a Director of the Company. Mr. Harper began developing projects in Mainland China in 1998. He founded and has been Chairman of Harper & Harper Investment Consulting (Beijing) Co. Ltd., a privately held Chinese consulting firm, in 2000. Mr. Harper is currently a director of two other publicly-traded companies: He is Chairman and CEO of Wood Products, Inc. (OTCBB:WPRO), an infrastructure project developer in China, and Chairman and CEO of Sino Real Property Development Corp. (OTCPK:SRPJ), a real estate development firm in Mainland China.

Alexander Chen. Mr. Chen joined Harper & Harper Investment Consulting (Beijing) Co. Ltd. at its inception in 2000 he has since held management and Board level positions in both Chinese companies and Sino-Foreign Joint Ventures representing Harper And Harper interests. He is currently Chief Financial Officer of Harper & Harper Investment Consulting (Beijing) Co. Ltd., a privately held Chinese consulting firm. Mr. Chen is currently a director of two other publicly-traded companies: he is a Director and CFO of Wood Products, Inc. (OTCBB:WPRO), and a Director and CFO of Sino Real Property Development Corp. (OTCPK:SRPJ).

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that, during the fiscal year ended March 31, 2005, none of its officers, directors and ten percent shareholders complied with the applicable Section 16(a) filing requirements.

Executive Compensation

General

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries during the years ended March 31, 2003, 2004 and 2005.

Summary Compensation Table

		Annual Compensation

(a)	(b)	(c)	(d)	(e)
Name And	Year Ended	Salary	Bonus	Other Annual
Principal Position	March 31	($)	($)	Compensation
				($)

Chris Harper, CEO (n1)	2005	$0	$0	$0
Michael J. A. Harrop, former CEO	2004	$0	$0	$0
(n2)	2003	$0	$0	$0

		Long Term Compensation
		Awards		Payouts

(a)	(b)	(f)	(g)	(h)	(i)
Name And	Year	Restricted			All Other
Principal Position	Ended	Stock	Shares	LTIP	Compensation
	March 31	Award(s)	Underlying	Payouts	($)
		($)	Options	($)

Chris Harper, CEO (n1)	2005	$0	$0	$0	$0
Michael J. A. Harrop,	2004	$0	$0	$0	$0
former CEO (n2)	2003	$0	$0	$0	$0

(n1) Chris Harper became an officer of the Company on August 17, 2004.
(n2) Mr. Harrop resigned on July 27, 2004.

Option/SAR Grants in Last Fiscal Year

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year ended March 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no stock options were exercised by the Company’s executive officers during fiscal year ended March 31, 2005.

Long-Term Incentive Plans (“LTIP”) - Awards in Last Fiscal Year

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year ended March 31, 2005.

Compensation of Directors

The Company did not pay any compensation to its directors for service provided as a director during fiscal year ended March 31, 2005. There are no formal or informal understandings or arrangements relating to compensation. However, the Company’s directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

Employment Contracts

There are no formal employment agreements with any of the Company’s executive officers.

Employee Benefit and Consulting Services Compensation Plan

As of March 31, 2005, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covers up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company’s Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 2, 2005, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)

Chris Harper (3)	4,340,495	92.8%
Alexander Chen	100,000	2.1%
Includes all officers and directors of the	4,440,495	94.9%
Company as a group (2 person)

(1)
Unless otherwise indicated, all shares are beneficially owned by the persons named. Unless otherwise indicated, the address of each person is No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China 100009.

(2)
Based upon 4,678,308 shares outstanding at August 2, 2005, plus the amount of shares each person or group has the right to acquire within 60 days under options, warrants, rights, conversion privileges, or similar obligations.

(3)
Chris Harper personally owns 5,000 shares. He is deemed to be the beneficial owner of 82,250 shares owned by his spouse. Mr. Harper is also deemed to be the beneficial owner of 253,245 shares owned by Harper & Harper Ltd. because Mr. Harper and his spouse are affiliates of Harper & Harper Ltd. He is also deemed to be the beneficial owner of 4,000,000 shares owned by Jade Dragon Capital AG because Mr. Harper and his spouse are affiliates of Jade Dragon Capital AG.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the fiscal year ended March 31, 2005:

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

As of March 31, 2005, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covered up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

Under the plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The plan is administered by the Company’s Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Certain Relationships and Related Transactions

During the last two fiscal years, we entered into the following transactions in which our current or former officers and directors had a material interest:

On May 2, 2003, pursuant to an agreement dated January 31, 2003, we issued 675,000 shares of restricted common stock to Harper & Harper, Ltd. (“H&H”) in exchange for the right to acquire a controlling interest in Beijing BlueSky Kspan Steel Constitution Company, Ltd., a Chinese corporation. We never completed the acquisition proposed acquisition.

On May 9, 2005, the Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and is currently being used in the armored car industry. In exchange for the license, the Company issued 3.5 million shares of its restricted common stock to Harper & Harper Ltd, an affiliate of the Company.

Exhibits

Exhibit Number	Description

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

Principal Accountant Fees and Services.

On July 11, 2005, The Company engaged the accounting firm of Lopez, Blevins, Bork & Associates, LLP, of Houston, Texas, to serve as the Company’s new principal independent accountant, and dismissed the accounting firm of Bateman & Co., Inc., P.C.

Current auditors

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by Lopez, Blevins, Bork & Associates, LLP (“LBB”), as well as the fees charged byLLB for such services. In its review of non-audit service fees and its appointment of LBB as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Bateman’s independence. All of the services provided and fees charged by LBB were pre-approved by the board of directors.

Audit Fees

The aggregate fees to be billed for professional services rendered by LBB for the audit of our annual financial statements for the fiscal year ended March 31, 2005 are estimated to be $3,000.

Audit-Related Fees

There were no other fees billed by LBB during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no other fees billed by LBB for tax compliance services.

All Other Fees

There were no other fees billed by LBB for products and services provided by LBB.

Former Auditors

The Company’s board of directors reviewed and approved audit and permissible non-audit services performed by Bateman & Co., Inc., P.C., CPAs (“Bateman”), as well as the fees charged by Bateman for such services. In its review of non-audit service fees and its appointment of Bateman as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Bateman’s independence. All of the services provided and fees charged by Bateman in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by Bateman for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years 2004 and 2003 were $13,671 and $12,697, respectively.

Audit-Related Fees

There were no other fees billed by Bateman during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed for professional services rendered by Bateman for tax compliance services in fiscal years 2004 and 2003 were $51 and $788, respectively.

All Other Fees

There were no other fees billed by Bateman during fiscal years 2004 and 2003 for products and services provided by Bateman.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2005

JUPITER ENTERPRISES, INC.

By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

By:	/s/ Alexander Chen Alexander Chen, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 12, 2005

/s/ Chris Harper
Chris Harper, Director

August 12, 2005

/s/ Alexander Chen
Alexander Chen, Director

EXHIBIT INDEX

Exhibit Number	Brief Description

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).