Form 10QSB
period 2005-06-30
JUPITER ENTERPRISES INC
filed 2005-09-22
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

 ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________to ______________

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Exact name of small business issuer as specified in it charter)

NEVADA	98-0208667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China 100009
(Address of principal executive offices)

011 86 10 64049701
(issuer’s telephone number)

_______________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of
August 2, 2005, the issuer had 4,678,308 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements

F-i

Bateman & Co., Inc., P.C.
Certified Public Accountants

5 Briardale Court
Houston, Texas 77027-2904
(713) 552-9800
FAX (713) 552-9700
www.batemanhouston.com

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To Jupiter Enterprises, Inc.

We are not independent with respect to Jupiter Enterprises, Inc., and the accompanying balance sheet of Jupiter Enterprises, Inc. as of June 30, 2005, and the related statements of operations for the three months ended June 30, 2005 and 2004, stockholders’ equity (deficit) for the year ended March 31, 2005 and three months ended June 30, 2005, and cash flows for the three months ended June 30, 2005 and 2004 were not audited by us and, accordingly, we do not express an opinion on them.

These financial statements are being submitted to the Company’s independent registered public accounting firm for the purposes of being reviewed, and for inclusion in the Company’s quarterly filing with the Securities and Exchange Commission.

BATEMAN & CO., INC., P.C.

Houston, Texas
September 8, 2005

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

June 30,
2005
ASSETS
Current assets:
Prepaid expenses	$1,775
Total current assets	1,775

Other assets:
Software distribution license	10,000
Total assets	$11,775

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$156,161
Due to related parties	116,554
Total current liabilities	272,715

Total liabilities	272,715

Commitments and contingencies	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
4,678,308 shares issued and outstanding	4,678
Capital in excess of par value	141,967
Deficit accumulated during the development stage	(407,585)
Total stockholders' equity (deficit)	(260,940)
Total liabilities and stockholders' equity (deficit)	$11,775

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Operations
(Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Three Months Ended June 30,
	2005	2005	2004

Revenues	$-	$-	$-

General and administrative expenses	255,321	3,094	3,151
Operating income (loss)	(255,321)	(3,094)	(3,151)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	-	-
Impairment loss	(91,700)	-	-
Interest expense	(69)	-	-
Total other income (expense)	(152,264)	-	-
Income (loss) before taxes on income	(407,585)	(3,094)	(3,151)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(407,585)	$(3,094)	$(3,151)

Basic earnings (loss) per common share		$-	$-

Weighted average number of shares outstanding		3,178,308	1,178,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2004	1,178,308	$1,178	$135,467	$(369,232)	$(232,587)

Development stage net (loss)				(35,259)	(35,259)
Balances, March 31, 2005	1,178,308	1,178	135,467	(404,491)	(267,846)

Issuance of stock for software
distribution license	3,500,000	3,500	6,500		10,000
Development stage net (loss)				(3,094)	(3,094)
Balances, June 30, 2005	4,678,308	$4,678	$141,967	$(407,585)	$(260,940)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Cash Flows
(Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Three Months Ended June 30,
	2005	2005	2004
Cash flows from operating activities:
Net (loss)	$(407,585)	$(3,094)	$(3,151)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	-	-
(Increase) decrease in prepaid expenses	(1,775)	(1,775)
(Decrease) increase in accounts payable	156,161	740	476
Net cash flows from operating activities	(161,499)	(4,129)	(2,675)

Cash flows from investing activities:
Acquisition of BlueSky option	(91,800)	-	-
Less, Stock issued in connection therewith	91,800	-	-
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	-	-
Net cash flows from investing activities	100	-	-

Cash flows from financing activities:
Advances from related parties	116,554	4,129	2,675
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with capital changes	(3,499)	-	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	161,399	4,129	2,675
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Software distribution license acquired in
exchange for stock	10,000	10,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2005
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2005. Operating results for the three months and quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ended March 31, 2006.

Note 1 – Development stage activities:
The Company is a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. In February, 2002, the Company entered into an agreement with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was terminated as of January 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing Blue Sky Kspan Steel Construction Co., Ltd (“BlueSky”). During the quarter ended December 31, 2004, the plans to exercise the option and acquire BlueSky were abandoned.

Accordingly, the Company will continue to be in the development stage until such time as it acquires or starts an ongoing business enterprise.

Note 2 – Capital stock:
Effective October 21, 2002 the Company effected a 1 for 20 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 20 formerly held. The reverse split has been retroactively reflected in these financial statements. Previously, on December 10, 2001, the Company completed a 3 for 1 forward stock split whereby three shares of the Corporation’s $0.01 par value common stock outstanding were issued for every one share outstanding.

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

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2005
(Unaudited)

	Less, Related expenses		(3,499)
05/09/05	Shares issued for software distribution
	license	3,500,000	10,000
	Cumulative total	4,678,308	$146,645

Note 3 - Uncertainty, going concern:
At June 30, 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2005), is seeking to exploit certain assets as described in Note 4 below, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

No value has been ascribed to the services performed by the Company’s officers in the accompanying financial statements, as its effect would be immaterial.

Note 4 – Software license and joint venture agreement:
On May 9, 2005, the Company issued 3.5 million shares of restricted common stock to Harper & Harper Ltd, the Company’s majority shareholder, in exchange for an exclusive licensing agreement to distribute Fleet Management and GPS software in China. SEC rules dictate that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering should be recorded at the transferors' historical cost basis determined under generally accepted accounting principles. The Company believes this principle should be applied to this transaction; accordingly, it has been valued at $10,000, which is the basis of Harper & Harper in the agreement.

On June 13, 2005, the Company entered into a joint venture with Ningbo Shenjiang Industry. The agreement requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., the Company’s majority shareholder, has agreed to contribute this asset to the Company for use in the joint venture with Ningbo for no consideration. As of June 30, 2005, the asset transfer has not been completed.

Note 5 - Federal income tax:
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

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2005
(Unaudited)

The provision for refundable Federal income tax for the quarters ending June 30 consists of the following:

	June 30,	June 30,
	2005	2004
Refundable Federal income tax attributable to:
Current operations	$(1,000)	$(1,100)
Less, Change in valuation allowance	1,000	1,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	June 30,	June 30,
	2005	2004
Deferred tax asset attributable to:
Net operating loss carryover	$(138,500)	$(126,600)
Less, Valuation allowance	138,500	126,600
Net deferred tax asset	-	-

At March 31, 2005, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires March 31,	Amount
2019	$ 1,874
2020	8,400
2021	38,459
2022	56,964
2023	137,017
2024	126,518
2025	35,259
Total net operating loss carryover	$404,491

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through June 30, 2005. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

Recent Developments

As of the fiscal year ended March 31, 2005, the Company was not actively engaged in any business activities. However, the Company is now pursuing a new business venture and is focusing on the rapidly expanding domestic Chinese automobile manufacturing industry. This includes the domestic sales market, export market, automobile parts manufacturing for both domestic and export sales and automotive franchise repair and service opportunities. The Company opportunistically seeks undervalued industrial enterprises where it can contribute valuable management expertise and/or capital to extract locked-in value and increase shareholder equity.

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

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Securities Holders – None.

Item 5. Other Information.

On June 6, 2005, the Company announced that it has been given the rights to negotiate for the Chinese government-owned motor vehicle industry in the European Union. Through a contractual relationship, Jupiter Enterprises, Inc. will be the exclusive representative of China National Automotive Industry Consultant and Developing Corporation, serving as its agent to the European Union for mergers and acquisitions of automotive technologies and manufacturing. The China National Automotive Industry Consultant and Developing Corporation is a Chinese bureau of commerce that represents state-owned automotive manufacturing enterprises including car, bus, and truck manufacturers.

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

Item 6. Exhibits

Exhibit Number and Brief Description.

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

10.2	Software License Assignment Agreement between the Company and Harper & Harper Ltd., dated May 9, 2005. (Filed herewith.)

10.3	Software License Agreement underlying assignment described in Exhibit 10.2. (Filed herewith.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

            In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC.

Date: September 20, 2005	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

Date: September 20, 2005	By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number and Brief Description.

3.2	Bylaws, as currently in effect (Incorporated by reference to the Registrant’s registration statement on Form 10-SB, filed August 14, 2000).

3.3	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

10.1	Jupiter Enterprises, Inc. 2002 Stock Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-8, file no. 333-86848).

10.2	Software License Agreement between the Company and Harper & Harper Ltd., dated May 9, 2005. (Filed herewith.)

10.3	Software License Assignment Agreement underlying assignment described in Exhibit 10.2. (Filed herewith.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).