Form 10QSB
period 2005-09-30
JUPITER ENTERPRISES INC
filed 2005-12-20
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

September 30,
2005
ASSETS
Current assets:	$-
Total current assets	-

Other assets:
Software distribution license	10,000
Total assets	$10,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$159,537
Due to related parties	121,828
Total current liabilities	281,365

Total liabilities	281,365

Commitments and contingencies	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
4,678,308 shares issued and outstanding	4,678
Capital in excess of par value	141,967
Deficit accumulated during the development stage	(418,010)
Total stockholders' equity (deficit)	(271,365)
Total liabilities and stockholders' equity (deficit)	$10,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Operations
(Unaudited)

	Inception,
	March 12, 1999
	through	Six Months Ended
	September 30,	September 30,
	2005	2005	2004

Revenues	$-	$-	$-

General and administrative expenses	265,746	13,519	17,253
Operating income (loss)	(265,746)	(13,519)	(17,253)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	-	-
Impairment loss	(91,700)	-	-
Interest expense	(69)	-	-
Total other income (expense)	(152,264)	-	-
Income (loss) before taxes on income	(418,010)	(13,519)	(17,253)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(418,010)	$(13,519)	$(17,253)

Basic earnings (loss) per common share		$-	$(0.01)

Weighted average number of shares outstanding		3,932,406	1,178,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004

Revenues	$-	$-

General and administrative expenses	10,425	14,102
Operating income (loss)	(10,425)	(14,102)

Other income (expense):
Expenses in connection with abandoned acquisition	-	-
Impairment loss	-	-
Interest expense	-	-
Total other income (expense)	-	-
Income (loss) before taxes on income	(10,425)	(14,102)

Provision (credit) for taxes on income	-	-
Net (loss)	$(10,425)	$(14,102)

Basic earnings (loss) per common share	$-	$(0.01)

Weighted average number of shares outstanding	4,678,308	1,178,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2004	1,178,308	$1,178	$135,467	$(369,232)	$(232,587)

Development stage net (loss)				(35,259)	(35,259)
Balances, March 31, 2005	1,178,308	1,178	135,467	(404,491)	(267,846)

Issuance of stock for software
distribution license	3,500,000	3,500	6,500		10,000
Development stage net (loss)				(13,519)	(13,519)
Balances, September 30, 2005	4,678,308	$4,678	$141,967	$(418,010)	$(271,365)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Cash Flows
(Unaudited)

	Inception,
	March 12, 1999
	th rough	Six Months Ended
	September 30,	September 30,
	2005	2005	2004
Cash flows from operating activities:
Net (loss)	$(418,010)	$(13,519)	$(17,253)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	91,700	-	-
(Increase) decrease in prepaid expenses	-	-
(Decrease) increase in accounts payable	159,537	4,116	7,686
Net cash flows from operating activities	(166,773)	(9,403)	(9,567)

Cash flows from investing activities:
Acquisition of BlueSky option	(91,800)	-	-
Less, Stock issued in connection therewith	91,800	-	-
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	-	-
Net cash flows from investing activities	100	-	-

Cash flows from financing activities:
Advances from related parties	121,828	9,403	9,567
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with capital changes	(3,499)	-	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	166,673	9,403	9,567
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Software distribution license acquired in
exchange for stock	10,000	10,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
September 30, 2005
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2005. Operating results for the six months and quarter ended September 30, 2005, are not necessarily i nd icative of the results that can be expected for the year ended March 31, 2006.

Note 1 – Development stage activities:
The Company is a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. In February, 2002, the Company entered into an agreement with a Chinese company engaged in steel building fabrication systems for the Chinese building and construction industry. However this contract was t e rminated as of January 31, 2003. In March, 2003, the Company entered into an agreement to acquire 100% of the stock of Beijing Blue Sky Kspan Steel Construction Co., Ltd (“BlueSky”). During the quarter ended December 31, 2004, the plans to exercise the option and acquire BlueSky were abandoned.

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted t o give effect to the 1 for 20 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,644

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
September 30, 2005
(Unaudited)

05/02/03	Shares issued for BlueSky option	675,000	91,800
	Less, Related expenses		(3,499)
05/09/05	Shares issued for software distribution
	license	3,500,000	10,000
	Cumulative total	4,678,308	$146,645

Note 3 - Uncertainty, going concern:
At September 30, 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the notes to the financial statements included in the Company’s Form 10-KSB as of the year ended March 31, 2005), is seeking to exploit certain assets as described in Note 4 below, and s i seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

No value has been ascribed to the services performed by the Company’s officers in the accompanying financial statements, as its effect would be immaterial.

Note 4 – Software license and joint venture agreement:
On May 9, 2005, the Company issued 3.5 million shares of restricted common stock to Harper & Harper Ltd, the Company’s majority shareholder, in exchange for an exclusive licensing agreement to distribute Fleet Management and GPS software in China. SEC rules dictate that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's i n itial public offering should be recorded at the transferors' historical cost basis determined under generally accepted accounting principles. The Company believes this principle should be applied to this transaction; accordingly, it has been valued at $10,000, which is the basis of Harper & Harper in the agreement.

On June 13, 2005, the Company entered into a joint venture with Ningbo Shenjiang Industry. The agreement requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., the Company’s majority shareholder, has agreed to contribute t h is asset to the Company for use in the joint venture with Ningbo for no consideration. As of September 30, 2005, the asset transfer has not been completed.

Note 5 - Federal income tax:
The Company follows FASB Statement Number 109 (SFAS 109), Accounting for Income Taxes. Deferred n i come taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
September 30, 2005
(Unaudited)

t a x asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely t o be realized.

The provision for refundable Federal income tax for the quarters ending September 30 consists of the following:

	September 30,	September 30,
	2005	2004
Refundable Federal income tax attributable to:
Current operations	$(4,500)	$(5,800)
Less, Change in valuation allowance	4,500	5,800
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	September 30,	September 30,
	2005	2004
Deferred tax asset attributable to:
Net operating loss carryover	$(142,100)	$(131,400)
Less, Valuation allowance	142,100	131,400
Net deferred tax asset	-	-

At March 31, 2005, the Company had unused net operating loss carryovers approximating $404,400 which may be used to offset future taxable income and which expire beginning in year 2019:

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through September 30, 2005. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

Our net loss was ($13,519) for the six months ended September 30, 2005, compared with ($17,253) for the comparable period last year.  The net loss consisted primarily of legal, accounting, and other professional fees, and other costs incidental to maintaining our development stage activities.  At the end of the current quarter, our Stockholders' Deficit was ($271,365).  We had no bank account.   Our sole asset was the license to distribute fleet management and GPS software in China, as described below.  This asset is carried at $10,000, the cost of the asset in the hands of our majority shareholder, Harper & Harper, Ltd., from whom it was acquired by the issuance of stock.  We are still negotiating to implement this asset.

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

The agreement with Ningbo requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., an affiliate of the Company, has agreed to contribute this asset to the Company for use in the joint venture with Ningbo for no consideration. As of September 30, 2005, the asset transfer has not been competed.

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

The agreement with Ningbo requires the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which is pending. Harper & Harper, Ltd., an affiliate of the Company, has agreed to contribute this asset to the Company for use in the joint venture with Ningbo for no consideration. As of September 30, 2005, the asset transfer has not been competed.

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

JUPITER ENTERPRISES, INC.

Date: December 20, 2005	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

Date: December 20, 2005	By:	/s/ Alexander Chen
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