Form 10KSB
period 2006-03-31
JUPITER ENTERPRISES INC
filed 2007-10-10
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0208667
(State or other jurisdiction of incorporation or
organization)	(IRS Employer Identification No.)

No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng
District, Beijing China 100009	100009
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 011-86-13341000223

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

As of July 31, 2007, the aggregate market value of the voting stock held by non-affiliates, approximately 237,813 shares of Common Stock, was approximately $16,647 based on an average of the bid and ask prices of approximately $0.07 per share of Common Stock on
July 31, 2007

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of
October 5, 2007 was 4,678,308 shares.

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

On November 28, 2001, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Beijing MingHe-Han Science and Technology Co., Ltd. (MHST) and certain shareholders of MHST. However, the agreement was subsequently rescinded and canceled. In February 2002, the transaction was restructured whereby, in lieu of acquiring MHST as a wholly-owned subsidiary, the Company would acquire only certain assets of MHST for the same consideration. In April 2002, the transaction with MHST was mutually terminated.

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

On March 12, 2003, the Company entered into an Agreement and Plan of Reorganization by and among the Company, BlueSky and the shareholders of BlueSky. Pursuant to the Agreement, the Company agreed to acquire 100% of the outstanding shares of BlueSky in exchange for 65 million shares of the Company. Although the agreement contemplated an immediate closing, the transaction was never closed. During the quarter ended March 31, 2004 the option to acquire BlueSky, previously valued at $91,800, was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized. The Company terminated the agreement in late 2004 and wrote off the remaining value of the option.

Current Activities

As of March 31, 2006, the Company was not actively engaged in any business activities. During the early part of fiscal year ending March 31, 2006, the Company had begun to pursue a new business venture related to the rapidly expanding domestic Chinese automobile manufacturing industry, including the domestic sales market, export market, automobile parts manufacturing for both domestic and export sales and automotive franchise repair and service opportunities. The Company was seeking undervalued industrial enterprises where it could contribute management expertise and/or capital to extract locked-in value and increase shareholder equity. During that period, the Company was given the rights to negotiate for the Chinese government-owned motor vehicle industry in the European Union. Through a contractual relationship, Jupiter

Enterprises, Inc. was to be the exclusive representative of China National Automotive Industry Consultant and Developing Corporation, serving as its agent to the European Union for mergers and acquisitions of automotive technologies and manufacturing. The China National Automotive Industry Consultant and Developing Corporation is a Chinese bureau of commerce that represents state-owned automotive manufacturing enterprises including car, bus, and truck manufacturers.

During that same period, the Company also announced a joint venture with Ningbo Shenjiang Industry. Ningbo Shenjiang Industry had obtained a Certificate from the China Construction Bank Co. stating that it has "AAA class" credit. The Certificate also states that Ningbo Shenjiang Industry has 600 million RMB (approximately USD$72.5 million) available for acquisitions. Ningbo Shenjiang Industry is part of the Chinese motor vehicle industry, manufacturing autos, buses and motorcycles with an output of 100,000 units annually. The Company negotiated for the purchase of several automotive assets in order to provide Ningbo Shenjiang Industry with the appropriate technology to enter the U.S. and European automotive markets from China. However, such efforts were not successful, and the efforts ceased.

During the quarter ended June 30, 2005, the Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and was then being used in the armored car industry. Applications include any multiple vehicle users. The Company was attempting to sell to the budding rental car market in China and the massive taxi fleet industry of China. Beijing alone boasts over 50,000 taxis in daily use, managed by four companies. In December, 2005, the Company determined that marketing efforts for the software license were unsuccessful. Accordingly, an impairment loss of $10,000 was recorded.

Since December, 2005, the Company has been dormant and has been considering which future course of action should be taken.

Employees

The two officers of the Company constitutes the Company’s only employees.

Description of Property

The Company owns no real property.

Legal Proceedings

There are no pending legal proceedings involving the Company.

Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2006.

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

Common Stock

Quarter Ended	High Bid	Low Bid

March 31, 2006	$0.50	$0.10
December 31, 2005	$1.00	$0.10
September 30, 2005	$2.20	$0.25
June 30, 2005	$4.00	$0.30

March 31, 2005	$0.75	$0.20
December 31, 2004	$0.45	$0.31
September 30, 2004	$0.40	$0.25
June 30, 2004	$1.55	$0.45

Holders

As of October 5, 2007, there were approximately 38 holders of record of the Company’s common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

The Company has paid no cash dividends on its common stock and management does not anticipate that dividends will be paid in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fiscal year ended March 31, 2006.

Sales of Unregistered Securities

The Company did not issue or sell any of its securities without registration during the fiscal year ended March 30, 2006.

On May 9, 2005, the Company recently entered into an exclusive licensing agreement to distribute Fleet Management and GPS software in China. The software was developed in the United States and was being used in the armored car industry. In exchange for the license, the Company issued 3.5 million shares of its restricted common stock to Harper & Harper Ltd, an affiliate of the Company.

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

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance, and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through the fiscal year ended March 31, 2006. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

The Company has had a number of abandoned agreements and business opportunities, including the following:

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

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for an option to acquire all of BlueSky’s stock, as described above. The option was valued at $91,800, which represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%. During the quarter ended March 31, 2004, the option to acquire BlueSky was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

On May 9, 2005, the Company issued 3.5 million shares of restricted common stock to Harper & Harper Ltd, the Company’s majority shareholder, in exchange for an exclusive licensing agreement to distribute Fleet Management and GPS software in China. SEC rules dictate that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering should be recorded at the transferors' historical cost basis determined under generally accepted accounting principles. The Company believes this principle should be applied to this transaction; accordingly, it was valued at $10,000, which is the basis of Harper & Harper in the agreement. In December, 2005, the Company determined that marketing efforts for the software license were unsuccessful. Accordingly, an impairment loss of $10,000 was recorded.

On June 13, 2005, the Company entered into a joint venture with Ningbo Shenjiang Industry. The agreement required the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which was pending at that time. Harper & Harper, Ltd., the Company’s majority shareholder, had agreed to contribute this asset to the Company for use in the joint venture for no consideration. In that connection, the Company was negotiating for the purchase of several automotive assets in order to provide Ningbo Shenjiang Industry with the appropriate technology to enter the U.S. and European automotive markets from China. No significant costs were incurred in connection with this agreement. In December, 2005, the Company ceased all activities in this regard.

Since December, 2005, the Company has been dormant and has been considering which future course of action should be taken.

Recent Developments

As of March 31, 2006, the Company was not actively engaged in any business activities and has been considering which future course of action should be taken..

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

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Registrant has engaged the accounting firm of Killman, Murrell & Co., P.C. of Odessa, Texas, to serve as the Registrant’s new principal independent accountant. Killman, Murrell & Co., P.C. replaces LBB & Associates, Ltd, LLP as the Registrant’s principal auditor, who resigned on June 4, 2007.

The resignation by the firm of LBB & Associates, Ltd, LLP, was approved by the Board of Directors of the Registrant on October 4, 2007.

The firm of Killman, Murrell & Co., P.C., was engaged by the Board of Directors as the new certifying accountants on October 4, 2007.

The former accountant’s report on the financial statements for the past fiscal year contained a “going concern” qualification, but did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal year and the subsequent interim period preceding the dismissal of LBB & Associates, Ltd, LLP, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

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

None.

Financial Statements

The information required by Item 7 and an index thereto commences on the next page.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements
March 31, 2006 and 2005

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

The accompanying financial statements have been prepared assuming that Jupiter Enterprises, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Jupiter Enterprises, Inc is not currently engaged in a business, has suffered substantial losses and has negative net worth of approximately $268,000 as of March 31, 2005. These conditions raise substantial doubt about Jupiter Enterprises, Inc.’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 6. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

July 13, 2005

F – 2.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jupiter Enterprises, Inc.

We have audited the accompanying balance sheet of Jupiter Enterprises, Inc. as of March 31, 2006, and the statements of operations, stockholders’ deficit, and cash flows for the year then ended, and for the period from inception, March 12, 1999, through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jupiter Enterprises, Inc. as of March 31, 2005, and for the year then ended, and the cumulative statements of operations, stockholders’ equity, and cash flows from inception, March 12, 1999, through March 31, 2005 and 2004, were audited by other auditors whose reports dated July 13, 2005 and July 13, 2004 respectively, expressed unqualified opinions on those statements. Our report on the cumulative statements of operations, stockholders’ equity, and cash flows from inception, March 12, 1999, through March 31, 2006, insofar as it relates to amounts for periods ending on or prior to March 31, 2005, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the year then ended, and for the period from inception, March 12, 1999, through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Jupiter Enterprises, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Jupiter Enterprises, Inc is not currently engaged in a business, has suffered substantial losses and has negative net worth of approximately $286,000 as of March 31, 2006. These conditions raise substantial doubt about Jupiter Enterprises, Inc.’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 6. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Killman, Murrell & Co., P.C.

Odessa, Texas
October 9, 2007

F – 2.2

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheets

	March 31,
	2006	2005
ASSETS
Current assets:	$-	$-
Total current assets	-	-

Other assets:	-	-
Total other assets	-	-

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$164,898	$155,421
Due to related parties	121,828	112,425
Total current liabilities	286,726	267,846

Total liabilities	286,726	267,846

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
4,678,308 and 1,178,308 shares issued and outstanding	4,678	1,178
Capital in excess of par value	141,967	135,467
Deficit accumulated during the development stage	(433,371)	(404,491)
Total stockholders' equity (deficit)	(286,726)	(267,846)
Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Operations

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2006	2006	2005

Revenues	$-	$-	$-

General and administrative expenses	271,107	18,880	32,273
Operating (Loss)	(271,107)	(18,880)	(32,273)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	-	(2,986)
Impairment loss	(101,700)	(10,000)	-
Interest expense	(69)	-	-
Total other income (expense)	(162,264)	(10,000)	(2,986)
(Loss) before taxes	(433,371)	(28,880)	(35,259)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$(433,371)	$(28,880)	$(35,259)

Basic earnings (loss) per common share		$(0.01)	$(0.03)

Weighted average number of shares outstanding		4,304,335	1,178,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2004	1,178,308	$1,178	$135,467	$(369,232)	$(232,587)

Development stage net (loss)				(35,259)	(35,259)
Balances, March 31, 2005	1,178,308	1,178	135,467	(404,491)	(267,846)

Issuance of stock for software
distribution license	3,500,000	3,500	6,500		10,000
Development stage net (loss)				(28,880)	(28,880)
Balances, March 31, 2006	4,678,308	$4,678	$141,967	$(433,371)	$(286,726)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2006	2006	2005
Cash flows from operating activities:
Net (loss)	$(433,371)	$(28,880)	$(35,259)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	101,700	10,000	-
(Decrease) increase in accounts payable and
accrued expenses	164,898	9,477	9,698
Net cash flows from operating activities	(166,773)	(9,403)	(25,561)

Cash flows from investing activities:
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	-	2,986
Decrease (increase) in website development costs	-	-	-
Net cash flows from investing activities	100	-	2,986

Cash flows from financing activities:
Advances from related parties	121,828	9,403	22,575
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with stock issued	(3,499)	-	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	166,673	9,403	22,575
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Stock issued for option and license	101,800	10,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2006 and 2005

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Jupiter Enterprises, Inc. (the Company) is a Nevada corporation incorporated on March 12, 1999. It is based in Beijing, People’s Republic of China.

The Company is a development stage enterprise, and its activities have been limited to its formation and the raising of equity capital and filings with the Securities and Exchange Commission. In its current development stage, management expects to continue to incur losses while the Company implements its business plan. Prior to December 31, 2001, the Company had plans to become a direct sales marketing company that markets, distributes and sells its own brand of natural health products via the internet. Subsequently, a variety of acquisition agreements and business opportunities were explored, none of which were successful. See Note 6 for additional information.

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

Fair value of financial instruments and derivative financial instruments - The Company has adopted FASB Statement concerning Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2006 and 2005

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

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 20 reverse split:

			Price Per
Date	Description	Shares	Share	Amount

03/30/99	Shares issued for cash	300,000	$0.0333	$10,000
05/27/99	Shares issued for cash	126,000	0.2000	25,200
06/20/00	Shares issued for cash	30,300	0.2000	6,060
09/05/02	Shares issued for services	22,000	0.0200	440
10/21/02	Shares issued for fractional shares	8	0.0000	-
03/05/03	Shares issued for services	25,000	0.2658	6,644
05/02/03	Shares issued for BlueSky option	675,000	0.1360	91,800
	Less, Related expenses			(3,499)
05/09/05	Shares issued for software license	3,500,000	0.0029	10,000
	Cumulative total	4,678,308		$146,645

During the year ended March 31, 2003, the Company issued 47,000 shares of stock to a consultant and a law firm for services. The shares were valued at the estimated fair value at the time issued, or the amount for which the recipient sold them. During the year ended March 31, 2004, the Company issued 675,000 shares to acquire the BlueSky option, described below. The shares were initially valued at $91,800, which represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a F-8

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2006 and 2005

restricted stock discount of 20%. During the year ended March 31, 2006, the Company issued 3,500,000 shares of stock to acquire a software distribution license, described below. The shares were valued at the basis of the recipient, it’s majority shareholder.

The Company’s articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2006, no preferred stock series had been created.

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

The provision for refundable Federal income tax for years ending March 31 consists of the following:

	2006	2005
Refundable Federal income tax attributable to:
Current operations	$(9,800)	$(12,000)
Less, Change in valuation allowance	9,800	12,000
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	2006	2005
Deferred tax asset attributable to:
Net operating loss carryover	$(147,300)	$(137,500)
Less, Valuation allowance	147,300	137,500
Net deferred tax asset	-	-

At March 31, 2006, the Company had unused net operating loss carryovers approximating $433,300 which may be used to offset future taxable income and which expire beginning in 2019.

Note 4 - Related party transactions:
As of March 31, 2006 and 2005, the Company owed $113,791 and $112,425, respectively to an entity controlled by the Company’s former administrative manager, who is also a shareholder. The entity’s management fees for the years ended March 31, 2006 and 2005 were $-0- and $10,700 respectively. At March 31, 2006, the Company owed $8,037 to its principal shareholder for certain operating expenses paid on behalf of the Company.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2006 and 2005

The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from future sales of stock or other loans or from operations, as cash becomes available.

Note 5 - Uncertainty, going concern:
At March 31, 2006, the Company was not currently engaged in a business, had suffered substantial losses from development stage activities to date, and had negative net worth approximating $286,000. Although management is currently attempting to implement its business plan (see Notes 1 and 7) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Abandoned agreements and business opportunities:
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

On May 2, 2003, the Company issued 675,000 shares of restricted common stock to Harper & Harper in exchange for an option to acquire all of BlueSky’s stock, as described above. The option was valued at $91,800, which represented the quoted market value of Jupiter stock on the date issued ($0.17 per share), less a restricted stock discount of 20%. During the quarter ended March 31, 2004, the option to acquire BlueSky was determined to be impaired, and was written down to $100. An impairment loss of $91,700 was recognized.

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

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2006 and 2005

On May 9, 2005, the Company issued 3.5 million shares of restricted common stock to Harper & Harper Ltd, the Company’s majority shareholder, in exchange for an exclusive licensing agreement to distribute Fleet Management and GPS software in China. SEC rules dictate that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering should be recorded at the transferors' historical cost basis determined under generally accepted accounting principles. The Company believes this principle should be applied to this transaction; accordingly, it was valued at $10,000, which is the basis of Harper & Harper in the agreement. In December, 2005, the Company determined that marketing efforts for the software license were unsuccessful. Accordingly, an impairment loss of $10,000 was recorded.

On June 13, 2005, the Company entered into a joint venture with Ningbo Shenjiang Industry. The agreement required the Company to contribute to the joint venture an asset holding in Chi To Ma New S&T Development Co., Ltd., within two months after the issuance of the business license for the joint venture, which was pending at that time. Harper & Harper, Ltd., the Company’s majority shareholder, had agreed to contribute this asset to the Company for use in the joint venture for no consideration. In that connection, the Company was negotiating for the purchase of several automotive assets in order to provide Ningbo Shenjiang Industry with the appropriate technology to enter the U.S. and European automotive markets from China. No significant costs were incurred in connection with this agreement. In December, 2005, the Company ceased all activities in this regard.

Since December, 2005, the Company has been dormant and has been considering which future course of action should be taken.

Note 7 – Stock based compensation plan:
On April 15, 2002, the Company established a stock-based compensation plan for selected eligible participants of the Company and its affiliated corporations. The board of directors, or a committee designed by it, will administer the plan. Under the plan, stock options, the right to acquire shares of common stock, and stock awards, the grant of common shares issuable directly rather than upon exercise of an option, may be granted to employees, directors, officers, consultants or advisors of the Company who are designated to be eligible. The maximum number of shares to be granted under this plan is 125,000. The plan expires April 15, 2007 and may be extended by action of the board of directors. The plan is non-transferable. As of March 31, 2006, no shares have been issued under the plan.

Note 8 – Recent accounting pronouncements:
The following recent accounting pronouncements:

•	FASB Statements
	•	Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
	•	Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
	•	Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
	•	Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,
	•	Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
	•	Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
	•	Number 151, Inventory Costs – an amendment of ARB 43, Chapter 4

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2006 and 2005

	•	Number 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67
	•	Number 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29
	•	Number 154, Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,
•
•	and FASB Interpretations
•

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

	•	Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51
	•	Number 47, Accounting for Conditional Asset Retirement Obligations,

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

The directors and executive officers of the Company, their ages, positions in the Company and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position	Director Since

Chris Harper	57	Chief Executive Officer, President, Secretary, Director	August 2004

Alexander Chen	63	Chief Financial Officer, Treasurer, Director	November 2001

Chris Harper. Mr. Harper is the Chief Executive Officer, President, Secretary and a Director of the Company. Mr. Harper began developing projects in Mainland China in 1998. He founded and has been Chairman of Harper & Harper Investment Consulting (Beijing) Co. Ltd., a privately held Chinese consulting firm, in 2000. He is Chairman and CEO of Sino Real Property Development Corp. (OTCPK:SRPJ), a real estate development firm in Mainland China. He was formerly Chairman and CEO of Wood Products, Inc. (OTCBB:WPRO), an infrastructure project developer in China; he resigned in January, 2006.

Alexander Chen. Mr. Chen joined Harper & Harper Investment Consulting (Beijing) Co. Ltd. at its inception in 2000 he has since held management and Board level positions in both Chinese companies and Sino-Foreign Joint Ventures representing Harper And Harper interests. He is currently Chief Financial Officer of Harper & Harper Investment Consulting (Beijing) Co. Ltd., a privately held Chinese consulting firm. He is a Director and CFO of Sino Real Property Development Corp. (OTCPK:SRPJ). Mr. Chen was formerly a director and CFO of Wood Products, Inc. (OTCBB:WPRO); he resigned in January, 2006.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that, during the fiscal year ended March 31, 2006, none of its officers, directors and ten percent shareholders complied with the applicable Section 16(a) filing requirements.

Executive Compensation

General

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries during the years ended March 31, 2004, 2005 and 2006.

Summary Compensation Table

Annual Compensation

(a)	(b)	(c)	(d)	(e)
Year
Name And	Ended	Salary	Bonus	Other Annual
Principal Position	March 31	($)	($)	Compensation
($)

Chris Harper, CEO Chris Harper, CEO (n1)	2006 2005	$0 $0	$0 $0	$0 $0
Michael J. A. Harrop, former CEO (n2)	2004	$0	$0	$0

Long Term Compensation
		Awards		Payouts

(a)	(b)	(f)	(g)	(h)	(i)
Name And	Year	Restricted			All Other
Principal Position	Ended	Stock	Shares	LTIP	Compensation
	March 31	Award(s)	Underlying	Payouts	($)
		($)	Options	($)

Chris Harper, CEO (n1) Chris Harper, CEO (n1)	2006 2005	$0 $0	$0 $0	$0 $0	$0 $0
Michael J. A. Harrop, former CEO (n2)	2004	$0	$0	$0	$0

(n1) Chris Harper became an officer of the Company on August 17, 2004.
(n2) Mr. Harrop resigned on July 27, 2004.

Option/SAR Grants in Last Fiscal Year

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year ended March 31, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no stock options were exercised by the Company’s executive officers during fiscal year ended March 31, 2006.

Long-Term Incentive Plans (“LTIP”) - Awards in Last Fiscal Year

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year ended March 31, 2006.

Compensation of Directors

The Company did not pay any compensation to its directors for service provided as a director during fiscal year ended March 31, 2006. There are no formal or informal understandings or arrangements relating to compensation. However, the Company’s directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

Employment Contracts

There are no formal employment agreements with any of the Company’s executive officers.

Employee Benefit and Consulting Services Compensation Plan

As of March 31, 2006, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 5, 2007, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive and directors of the Company as a group.

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

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the fiscal year ended March 31, 2006:

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

As of March 31, 2006, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covered up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders.

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

Principal Accountant Fees and Services.

On July 11, 2005, The Company engaged the accounting firm of LBB & Associates, Ltd., LLP (formerly Lopez, Blevins, Bork & Associates, LLP), of Houston, Texas, to serve as the Company’s new principal independent accountant, and dismissed the accounting firm of Bateman & Co., Inc., P.C.

On June 4, 2007, LBB & Associates, Ltd., LLP resigned. On October 4, 2007, the Company engaged the accounting firm of Killman, Murrell & Co., P.C., of Odessa, Texas, to serve as the Company’s new principal independent accountants.

Current auditors

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by LBB and Killman, as well as the fees charged by LBB and Killman for such services. In its review of non-audit service fees and its appointment of LBB and Killman as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining LBB’s and Killman’s independence. All of the services provided and fees charged by LBB and Killman were pre-approved by the board of directors.

Audit Fees

The aggregate fees to be billed for professional services rendered by LBB for the audit of our annual financial statements for the fiscal year ended March 31, 2005 were $3,000.

No fees have yet been paid to Killman for the audit of our annual financial statements for the fiscal year ended March 31, 2006; they are estimated to approximate $4,500.

Audit-Related Fees

We incurred $2,600 in fees to LBB during the fiscal year ending March 31, 2006 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no other fees billed by LBB for tax compliance services.

All Other Fees

There were no other fees billed by LBB for products and services provided by LBB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 8, 2007

JUPITER ENTERPRISES, INC.

By: /s/ Chris Harper
       Chris Harper, Chief Executive Officer

By: /s/ Alexander Chen
       Alexander Chen, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 8, 2007

/s/ Chris Harper
Chris Harper, Director

October 8, 2007

/s/ Alexander Chen
Alexander Chen, Director

EXHIBIT INDEX

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