Form 10KSB
period 2007-03-31
JUPITER ENTERPRISES INC
filed 2007-10-10
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing r
equirements for the past 90 days. Yes [   ]  No[X]

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

Transitional Small Business Disclosure Format (check one): Yes [   ]  No[X]

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

Current Activities

As of March 31, 2007, the Company was not actively engaged in any business activities. During the early part of fiscal year ending March 31, 2006, the Company had begun to pursue a new business venture related to the rapidly expanding domestic Chinese automobile manufacturing industry, including the domestic sales market, export market, automobile parts manufacturing for both domestic and export sales and automotive franchise repair and service opportunities. The Company was seeking undervalued industrial enterprises where it could contribute management expertise and/or capital to extract locked-in value and increase shareholder equity. During that period, the Company was given the rights to negotiate for the Chinese government-owned motor vehicle industry in the European Union. Through a contractual relationship, Jupiter

Enterprises, Inc. was to be the exclusive representative of China National Automotive Industry Consultant and Developing Corporation, serving as its agent to the European Union for mergers and acquisitions of automotive technologies and manufacturing. The China National Automotive Industry Consultant and Developing Corporation is a Chinese bureau of commerce that represents state-owned automotive manufacturing enterprises including car, bus, and truck manufacturers.

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

Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of the fiscal year ended March 31, 2007.

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

Common Stock

Quarter Ended	High Bid	Low Bid

March 31, 2007	$0.04	$0.03
December 31, 2006	$0.10	$0.07
September 30, 2006	$0.15	$0.10
June 30, 2006	$0.20	$0.15

March 31, 2006	$0.50	$0.10
December 31, 2005	$1.00	$0.10
September 30, 2005	$2.20	$0.25
June 30, 2005	$4.00	$0.30

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

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fiscal year ended March 31, 2007.

Sales of Unregistered Securities

The Company did not issue or sell any of its securities without registration during the fiscal year ended March 30, 2007.

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through the fiscal year ended March 31, 2007. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

Recent Developments

As of March 31, 2007, the Company was not actively engaged in any business activities and has been considering which future course of action should be taken..

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
March 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jupiter Enterprises, Inc.

We have audited the accompanying balance sheets of Jupiter Enterprises, Inc. as of March 31, 2007 and 2006, and the statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended, and for the period from inception, March 12, 1999, through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows from inception, March 12, 1999, through March 31, 2005 and 2004, were audited by other auditors whose reports dated July 13, 2005 and July 13, 2004 respectively, expressed unqualified opinions on those statements. Our report on the cumulative statements of operations, stockholders’ equity, and cash flows from inception, March 12, 1999, through March 31, 2007, insofar as it relates to amounts for periods ending on or prior to March 31, 2005, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Enterprises, Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended, and for the period from inception, March 12, 1999, through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Jupiter Enterprises, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Jupiter Enterprises, Inc is not currently engaged in a business, has suffered substantial losses and has negative net worth of approximately $287,000 as of March 31, 2007. These conditions raise substantial doubt about Jupiter Enterprises, Inc.’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 6. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Killman, Murrell & Co., P.C.

Odessa, Texas
October 9, 2007

F – 2.2

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheets

	March 31,
	2007	2006
ASSETS
Current assets:	$-	$-
Total current assets	-	-

Other assets:	-	-
Total other assets	-	-

Total assets	$-	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$165,480	$164,898
Due to related parties	121,828	121,828
Total current liabilities	287,308	286,726

Total liabilities	287,308	286,726

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
4,678,308 shares issued and outstanding	4,678	4,678
Capital in excess of par value	141,967	141,967
Deficit accumulated during the development stage	(433,953)	(433,371)
Total stockholders' equity (deficit)	(287,308)	(286,726)
Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Operations

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2007	2007	2006

Revenues	$-	$-	$-

General and administrative expenses	271,689	582	18,880
Operating (Loss)	(271,689)	(582)	(18,880)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	-	-
Impairment loss	(101,700)	-	(10,000)
Interest expense	(69)	-	-
Total other income (expense)	(162,264)	-	(10,000)
(Loss) before taxes	(433,953)	(582)	(28,880)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$(433,953)	$(582)	$(28,880)

Basic earnings (loss) per common share		$(0.00)	$(0.01)

Weighted average number of shares outstanding		4,304,335	4,304,335

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2005	1,178,308	$1,178	$135,467	$(404,491)	$(267,846)

Issuance of stock for software
distribution license	3,500,000	3,500	6,500		10,000
Development stage net (loss)				(28,880)	(28,880)
Balances, March 31, 2006	4,678,308	4,678	141,967	(433,371)	(286,726)

Development stage net (loss)				(582)	(582)
Balances, March 31, 2007	4,678,308	$4,678	$141,967	$(433,953)	$(287,308)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows

	Inception,
	March 12, 1999
	through
	March 31,	Years Ended March 31,
	2007	2007	2006
Cash flows from operating activities:
Net (loss)	$(433,953)	$(582)	$(28,880)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	101,700	-	10,000
(Decrease) increase in accounts payable and
accrued expenses	165,480	582	9,477
Net cash flows from operating activities	(166,773)	-	(9,403)

Cash flows from investing activities:
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	-	-
Decrease (increase) in website development costs	-	-	-
Net cash flows from investing activities	100	-	-

Cash flows from financing activities:
Advances from related parties	121,828		9,403
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with stock issued	(3,499)	-	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	166,673	-	9,403
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Stock issued for option and license	101,800	-	10,000

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2007 and 2006

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
March 31, 2007 and 2006

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
March 31, 2007 and 2006

restricted stock discount of 20%. During the year ended March 31, 2006, the Company issued 3,500,000 shares of stock to acquire a software distribution license, described below. The shares were valued at the basis of the recipient, it’s majority shareholder.

The Company’s articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At March 31, 2007, no preferred stock series had been created.

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

The provision for refundable Federal income tax for years ending March 31 consists of the following:

	2007	2006
Refundable Federal income tax attributable to:
Current operations	$(200)	$(9,800)
Less, Change in valuation allowance	200	9,800
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	2007	2006
Deferred tax asset attributable to:
Net operating loss carryover	$(147,500)	$(147,300)
Less, Valuation allowance	147,500	147,300
Net deferred tax asset	-	-

At March 31, 2007, the Company had unused net operating loss carryovers approximating $433,900 which may be used to offset future taxable income and which expire beginning in 2019.

Note 4 - Related party transactions:
As of March 31, 2007 and 2006, the Company owed $113,791 to an entity controlled by the Company’s former administrative manager, who is also a shareholder. The entity’s management fees for the years ended March 31, 2007 and 2006 were $-0-. At March 31, 2007 and 2006, the Company owed $8,037 to its principal shareholder for certain operating expenses paid on behalf of the Company.

The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from future sales of stock or other loans or from operations, as cash becomes available.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
March 31, 2007 and 2006

Note 5 - Uncertainty, going concern:
At March 31, 2007, the Company was not currently engaged in a business, had suffered substantial losses from development stage activities to date, and had negative net worth approximating $287,000. Although management is currently attempting to implement its business plan (see Notes 1 and 6) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the acquisition, the Company incurred $2,886 in legal fees. These costs were to be capitalized as part of the cost of the assets acquired when the acquisition was completed. During the quarter ended December 31, 2004, the plans to exercise the option and acquire BlueSky were abandoned. Accordingly, the option carried at $100 and deferred legal fees of $2,886 were charged to expense. The total charge was $2,986.

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
March 31, 2007 and 2006

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

Note 7 – Stock based compensation plan:
On April 15, 2002, the Company established a stock-based compensation plan for selected eligible participants of the Company and its affiliated corporations. The board of directors, or a committee designed by it, will administer the plan. Under the plan, stock options, the right to acquire shares of common stock, and stock awards, the grant of common shares issuable directly rather than upon exercise of an option, may be granted to employees, directors, officers, consultants or advisors of the Company who are designated to be eligible. The maximum number of shares to be granted under this plan is 125,000. The plan expires April 15, 2007 and may be extended by action of the board of directors. The plan is non-transferable. As of March 31, 2007, no shares have been issued under the plan.

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
March 31, 2007 and 2006

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

The directors and executive officers of the Company, their ages, positions in the Company and the dates of their initial election or appointment as director or executive officer are as follows:

Name	Age	Position	Director Since

Chris Harper	58	Chief Executive Officer, President, Secretary, Director	August 2004

Alexander Chen	64	Chief Financial Officer, Treasurer, Director	November 2001

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that, during the fiscal year ended March 31, 2007, none of its officers, directors and ten percent shareholders complied with the applicable Section 16(a) filing requirements.

Executive Compensation

General

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company for all services rendered in all capacities to the Company and its subsidiaries during the years ended March 31, 2005, 2006 and 2007.

Summary Compensation Table

		Annual Compensation

(a)	(b)	(c)	(d)	(e)
	Year
Name And	Ended	Salary	Bonus	Other Annual
Principal Position	March 31	($)	($)	Compensation
				($)

Chris Harper, CEO	2007	$0	$0	$0
Chris Harper, CEO	2006	$0	$0	$0
Chris Harper, CEO (n1)	2005	$0	$0	$0

Long Term Compensation
		Awards		Payouts

(a)	(b)	(f)	(g)	(h)	(i)
Name And	Year	Restricted			All Other
Principal Position	Ended	Stock	Shares	LTIP	Compensation
	March 31	Award(s)	Underlying	Payouts	($)
		($)	Options	($)

Chris Harper, CEO	2007	$0	$0	$0	$0
Chris Harper, CEO	2006	$0	$0	$0	$0
Chris Harper, CEO (n1)	2005	$0	$0	$0	$0

(n1) Chris Harper became an officer of the Company on August 17, 2004.

Option/SAR Grants in Last Fiscal Year

This table has been omitted, as the Company did not grant any stock options or stock appreciation rights to its executive officers during fiscal year ended March 31, 2007.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

This table has been omitted, as no stock options were exercised by the Company’s executive officers during fiscal year ended March 31, 2007.

Long-Term Incentive Plans (“LTIP”) - Awards in Last Fiscal Year

This table has been omitted, as no executive officers received awards under any LTIP during fiscal year ended March 31, 2007.

Compensation of Directors

The Company did not pay any compensation to its directors for service provided as a director during fiscal year ended March 31, 2007. There are no formal or informal understandings or arrangements relating to compensation. However, the Company’s directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses include out-of-pocket expenses for a variety of items including travel, telephone and postage.

Employment Contracts

There are no formal employment agreements with any of the Company’s executive officers.

Employee Benefit and Consulting Services Compensation Plan

As of March 31, 2007, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covers up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders. The plan expires April 15, 2007.

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

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the fiscal year ended March 31, 2007:

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

As of March 31, 2007, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect. On April 15, 2002, the Company adopted an employee benefit and consulting services compensation plan entitled the Jupiter Enterprises, Inc. Stock Plan. The plan covered up to 125,000 shares of common stock (as adjusted to reflect stock splits). The plan has not previously been approved by security holders. The plan expires April 15, 2007.

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

No fees have yet been paid to Killman for the audit of our annual financial statements for the fiscal years ended March 31, 2006 and 2007; they are estimated to approximate $9,000.

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