Form 10QSB
period 2007-06-30
JUPITER ENTERPRISES INC
filed 2007-10-10
CIK 1083422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number: 001-16063

JUPITER ENTERPRISES, INC.
(Exact name of small business issuer as specified in it charter)

NEVADA	98-0208667
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

No. 24 Xiao Shi Qiao Jiugulou Street, XiCheng District, Beijing China 100009
(Address of principal executive offices)

011-86-13341000223
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 5, 2007, the issuer had 4,678,308 shares of common stock, $0.001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Index to Financial Statements

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

June 30,
2007
ASSETS
Current assets:	$-
Total current assets	-

Other assets:	-
Total other assets	-

Total assets	$-

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$165,542
Due to related parties	121,828
Total current liabilities	287,370

Total liabilities	287,370

Commitments and contingencies	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized,
4,678,308 shares issued and outstanding	4,678
Capital in excess of par value	141,967
Deficit accumulated during the development stage	(434,015)
Total stockholders' equity (deficit)	(287,370)
Total liabilities and stockholders' equity	$-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Operations
(Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Three Months Ended June 30,
	2007	2007	2006

Revenues	$-	$-	$-

General and administrative expenses	271,751	62	247
Operating income (loss)	(271,751)	(62)	(247)

Other income (expense):
Expenses in connection with abandoned acquisition	(60,495)	-	-
Impairment loss	(101,700)	-	-
Interest expense	(69)	-	-
Total other income (expense)	(162,264)	-	-
Income (loss) before taxes on income	(434,015)	(62)	(247)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(434,015)	$(62)	$(247)

Basic earnings (loss) per common share		$-	$-

Weighted average number of shares outstanding		4,678,308	4,678,308

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balances, March 31, 2005	1,178,308	$1,178	$135,467	$(404,491)	$(267,846)

Issuance of stock for software
distribution license	3,500,000	3,500	6,500		10,000
Development stage net (loss)				(28,880)	(28,880)
Balances, March 31, 2006	4,678,308	4,678	141,967	(433,371)	(286,726)

Development stage net (loss)				(582)	(582)
Balances, March 31, 2007	4,678,308	4,678	141,967	(433,953)	(287,308)

Development stage net (loss)				(62)	(62)
Balances, June 30, 2007	4,678,308	$4,678	$141,967	$(434,015)	$(287,370)

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Statement of Cash Flows
(Unaudited)

	Inception,
	March 12, 1999
	through
	June 30,	Three Months Ended June 30,
	2007	2007	2006
Cash flows from operating activities:
Net (loss)	$(434,015)	$(62)	$(247)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Impairment loss	101,700	-	-
(Increase) decrease in prepaid expenses	-	-
(Decrease) increase in accounts payable	165,542	62	247
Net cash flows from operating activities	(166,773)	-	-

Cash flows from investing activities:
(Increase) in deferred charges	(60,395)	-	-
Abandoned acquisition costs	60,495	-	-
Net cash flows from investing activities	100	-	-

Cash flows from financing activities:
Advances from related parties	121,828	-	-
Proceeds from sale of common stock	41,260	-	-
Expenses in connection with capital changes	(3,499)	-	-
Common stock issued for services	7,084	-	-
Net cash flows from financing activities	166,673	-	-
Net increase (decrease) in cash and equivalents	-	-	-

Cash and equivalents:
Beginning of period	-	-	-
End of period	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$69	$-	$-
Cash paid for income taxes	-	-	-
Noncash investing and financing activities:
Stock issued for option and license	101,800	-

The accompanying notes are an integral part of these statements.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2007
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with U.S. generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report for the year ended March 31, 2007. Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.

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
June 30, 2007
(Unaudited)

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
June 30, 2007
(Unaudited)

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

The Company’s articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At June 30, 2007, no preferred stock series had been created.

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

The provision for refundable Federal income tax for quarters ending June 30 consists of the following:

	2007	2006
Refundable Federal income tax attributable to:
Current operations	$(20)	$(80)
Less, Change in valuation allowance	20	80
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts are as follows:

	2007	2006
Deferred tax asset attributable to:
Net operating loss carryover	$(147,500)	$(147,300)
Less, Valuation allowance	147,500	147,300
Net deferred tax asset	-	-

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2007
(Unaudited)

At June 30, 2007, the Company had unused net operating loss carryovers approximating $434,000 which may be used to offset future taxable income and which expire beginning in 2019.

Note 4 - Related party transactions:
As of June 30, 2007 and 2006, the Company owed $113,791 to an entity controlled by the Company’s former administrative manager, who is also a shareholder. The entity’s management fees for the quarters ended June 30, 2007 and 2006 were $-0-. At June 30, 2007 and 2006, the Company owed $8,037 to its principal shareholder for certain operating expenses paid on behalf of the Company.

The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently. The Company expects to repay the advances out of proceeds from future sales of stock or other loans or from operations, as cash becomes available.

Note 5 - Uncertainty, going concern:
At June 30, 2007, the Company was not currently engaged in a business, had suffered substantial losses from development stage activities to date, and had negative net worth approximating $287,000. Although management is currently attempting to implement its business plan (see Notes 1 and 6) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2007
(Unaudited)

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

Note 7 – Stock based compensation plan:
On April 15, 2002, the Company established a stock-based compensation plan for selected eligible participants of the Company and its affiliated corporations. The board of directors, or a committee designed by it, will administer the plan. Under the plan, stock options, the right to acquire shares of common stock, and stock awards, the grant of common shares issuable directly rather than upon exercise of an option, may be granted to employees, directors, officers, consultants or advisors of the Company who are designated to be eligible. The maximum number of shares to be granted under this plan is 125,000. The plan expired April 15, 2007. The plan is non-transferable. As of June 30, 2007, no shares have been issued under the plan.

JUPITER ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
June 30, 2007
(Unaudited)

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

Jupiter Enterprises, Inc. (the “Company”) has generated no revenues in the cumulative period from inception (March 12, 1999) through June 30, 2007. The Company has not developed any products or provided any services and has experienced difficulties in completing transactions.

Since December, 2005, the Company has been dormant and has been considering which future course of action should be taken.

Our net loss was ($62) for the three months ended June 30, 2007, compared with ($247) for the comparable period last year. The net loss consisted primarily of legal, accounting, and other professional fees, and other costs incidental to maintaining our development stage activities. At the end of the current quarter, our Stockholders' Deficit was ($287,370). We had no bank account. We had no assets at June 30, 2007.

Recent Developments

As of the fiscal year ended March 31, 2007, the Company was not actively engaged in any business activities.

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

10.2

Software License Assignment Agreement between the Company and Harper & Harper Ltd., dated May 9, 2005. (Incorporated by reference to the Registrant’s quarterly report on Form 10- QSB, for the quarter ended September 30, 2005).

10.3	Software License Agreement underlying assignment described in Exhibit 10.2. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB, for the quarter ended September 30, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ENTERPRISES, INC. .

Date: October 8, 2007	By:	/s/ Chris Harper
Chris Harper, Chief Executive Officer

Date: October 8, 2007	By:	/s/ Alexander Chen
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

10.2

Software License Assignment Agreement between the Company and Harper & Harper Ltd., dated May 9, 2005. (Incorporated by reference to the Registrant’s quarterly report on Form 10- QSB, for the quarter ended September 30, 2005).

10.3	Software License Agreement underlying assignment described in Exhibit 10.2. (Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB, for the quarter ended September 30, 2005).

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).